Form 10-K
period 1993-12-31
CARE ENTERPRISES INC /DE/
filed 1994-03-25
CIK 716302

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1993
                                    or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [Fee Required] For the transition period from ______ to ______
                         Commission file number 1-9310

                             CARE ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    95-3311961
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)

  2742 Dow Avenue, Tustin, California                  92680-7245
(Address of principal executive offices)               (Zip Code)

                           (714) 544-4443
        (Registrant's telephone number, including area code)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Title of each class
                     Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes _X_       No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                    [  ]

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes _X_       No ___

The aggregate market value of voting stock held by nonaffiliates of Registrant was $88,627,238 as of March 22, 1994.

Number of shares outstanding as of March 22, 1994:  Common Stock: 13,243,168

Documents Incorporated By Reference:  None.

                               TABLE OF CONTENTS


PART 1                                                                 PAGE

Item 1.           Business                                              3
Item 2.           Properties                                            9
Item 3.           Legal Proceedings                                    10
Item 4.           Results of Votes of Security Holders                 10

PART II

Item 5.           Market for The Registrant's Common Stock and
                  Related Matters                                      11
Item 6.           Selected Financial Data                              12
Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        14
Item 8.           Financial Statements and Supplementary Data          17
Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                  40
PART III

Item 10.          Directors and Executive Officers of Registrant       40
Item 11.          Executive Compensation                               42
Item 12.          Security Ownership of Certain Beneficial
                    Owners and Management                              45
Item 13.          Certain Relationships and Related Transactions       46

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                48

Signatures                                                             49
Index to Exhibits                                                      51
Schedules                                                              55
Exhibits                                                               59

ITEM 1.  BUSINESS

General
- -------

As of February 28, 1994, Care Enterprises, Inc. ("Care" or "the Company") operated and managed 52 nursing and rehabilitation, developmentally disabled and retirement centers in California, Ohio, West Virginia and New Mexico, and home health agencies at 14 locations in California and Ohio. The nursing and rehabilitation centers provide skilled nursing, subacute, custodial care and rehabilitative services to patients that do not require acute care hospitalization and the home health operations provide skilled nursing care, rehabilitative and homemaker services to patients outside the institutional setting. Care also has a 26% interest in a pharmacy partnership which provides products and services to California nursing and other institutional facilities, including nursing facilities operated by Care.

Recent Development
- ------------------

In December, 1993, Care entered into an Agreement and Plan of Merger with Regency Health Services, Inc. ("Regency"), a Delaware corporation, substantially all of whose business operations are conducted in California, pursuant to which Care would merge with a newly-formed, wholly-owned subsidiary of Regency, and shareholders of Care would receive 0.71 shares of Regency common stock for each share of Care. A Special Shareholders Meeting to vote on the merger is scheduled for April 4, 1994 at 11:00 A.M. at the Sheraton Hotel, Newport Beach, California. Definitive proxy information concerning the meeting was mailed to all shareholders of record as of the close of business on March 3, 1994, the record date fixed by Care's Board of Directors. In connection with the execution of the Agreement and Plan of Merger, holders of a majority of Care's outstanding shares agreed with Regency to vote in favor of the proposed merger. Under Delaware law, the affirmative vote of a majority of the outstanding shares is required to approve the merger. No dissenters' rights are available to shareholders of Care in connection with the merger. Care's Board of Directors has recommended that shareholders vote to approve the merger.

Recent History
- --------------

In 1992 Care initiated a long range strategic business plan under which Care undertakes to provide a continuum of quality care through delivery of specialized medical services from inpatient to in home settings. Care believes there is an inherent synergy that exists between its home health agencies and nursing and rehabilitation centers. By taking advantage of that unique continuum within one company, Care offers an attractive product to the market, particularly in the managed care arena. It currently has ten specialized clinical units in various stages of development at its nursing and rehabilitation centers. These units include ventilator and other complex medical care such as IV therapies, complex infections, pulmonary care, diabetic management, chemotherapy, treatment of AIDS patients and wound care. Care has increased its focus on physical, speech and occupational rehabilitative therapies, which continue to be a strong source of revenue, growing approximately from $26,600,000 in 1991 to $30,900,000 in 1992 and $34,800,000 in 1993. Care now has 16 outpatient therapy units licensed. Revenue from Care's high acuity specialized clinical programs was approximately 27% of total revenue in 1992 and approximately 32% for 1993.

Care's home health operations have been extensively involved in program development. New services such as neonatal care, prenatal care and gero-psychiatric care and expanded infusion therapy services, ventilator care and care to AIDS patients were highlights in 1993.

Continued development of a wide base of high acuity services and an integrated approach to the market with its nursing and rehabilitation and home care services make clear Care's direction for the future.

Long-term Care Operations
- -------------------------

Care's nursing and rehabilitation centers provide nursing care and rehabilitative services to persons who do not require the services of an acute care hospital. Each facility is operated by a licensed administrator and a director of nursing services, who are assisted on a part-time contract basis by a physician who acts as a medical director. The services provided at Care's nursing and rehabilitation centers include 24-hour nursing care by registered nurses and licensed practical nurses, room, board, housekeeping and laundry services, dietary planning, the provision of medical supplies and prescription drugs, and the provision for rehabilitative and other ancillary services including speech, occupational, physical and respiratory therapies and contract laboratory and x-ray services.

In support of the health care operations, Care maintains executive and regional administrative centers which provide supervisory, administrative and consulting services. Each regional office is staffed by a regional administrator and support personnel specializing in nursing care, rehabilitation and dietary programs, medical bookkeeping and maintenance. Care's executive offices provide centralized management and support services including operations support, marketing, planning and development, human resources, accounting, reimbursement and financial services, cash management, data processing, legal support, risk management, quality control, centralized purchasing, education, training and consulting support services in the area of rehabilitative care.

Care's profitability and cash flows are affected by many factors, including
(i) the licensed bed capacity of its nursing facilities; (ii) the extent to which that bed capacity is occupied; (iii) the extent of rehabilitative and other ancillary services provided by Care at its skilled nursing facilities;
(iv) the mix of private, Medicare and Medicaid patients; (v) the mix and volume of services provided by Care's home health agencies; (vi) the cost reimbursement rates paid by Medicare and Medicaid (see "Health Care Reimbursement Programs"); and (vii) labor and employee benefits and facility maintenance expense.

Care, as well as many of its competitors, is affected by many factors that are indigenous to the long-term care industry, including (i) medical reimbursement levels, (ii) increased regulatory control and scrutiny as a result of the implementation of the Omnibus Budget Reconciliation Act of 1987 ("OBRA"); and
(iii) alternatives to the institutional long-term care setting, (i.e., home health agencies, residential care facilities and acute hospital based nursing facility distinct parts). These alternatives have increased competition for employees resulting in an escalation in wages, and have also impacted competition for patient census. Facilities are now accepting patients with greater medical needs in order to maximize census and revenue. Care's specialized clinical units are designed to meet the needs of these high acuity patients and further enhance ancillary and routine revenues.

The table below shows the number of Care's nursing and rehabilitation centers and licensed beds at year end, average occupancy rates and annual revenues by source during each of the last five years.

                                            Year ended December 31
                               ----------------------------------------------
                               1993(1)   1992(1)    1991      1990      1989
                               ------    ------    ------    ------    ------
Number of facilities              50        50        51        52        86
Number of licensed beds        4,792     4,792     5,097     5,252     8,622
Average annual occupancy rate   93.0%     93.3%     92.6%     92.3%     91.8%
Nursing facility revenue by
 payor source:
   Medicaid                       53%       56%       57%       58%       49%
   Medicare                       29        24        23        20        26
   Private                        15        16        17        20        20
   Managed Care and Other          3         4         3         2         5
                               ------    ------    ------    ------    ------
                                 100%      100%      100%      100%      100%
                               ======    ======    ======    ======    ======

(1) Data excludes a 248 bed facility which is being managed by Care under a management agreement.

Home Health Operations
- ----------------------

Care Home Health Services, Inc., a wholly-owned subsidiary of Care, has provided home care services throughout California and Southern Ohio since 1983 and has grown steadily in revenue and visits in every year since its founding. Through two divisions, Care Home Health and Care At Home, patients at home receive technical medical support such as infusion and ventilator care and respite services such as assistance with personal hygiene, cooking and cleaning.

Home Health management resides in free-standing offices from where clinical staff is dispatched. One additional office was opened in 1993 for a total of 14 locations as of December 31, 1993. The 1993 revenue mix was approximately 70% Medicare, 17% private, 11% Medicaid and 2% managed care. Home health revenues increased approximately 39% from $14,700,000 in 1992 to $20,500,000 in 1993.

The home care industry has experienced growth in the last decade due to the benefits to patients, physicians, hospitals and payors. Patients enjoy the increased comfort of home and the control of the schedule of nursing visits and therapies. They welcome earlier discharge from hospitals and significantly lower costs than hospitalization. Physicians use home care because it helps minimize distress calls to the doctor and provides ongoing communication regarding the patients' progress. Hospitals refer patients to home care to decrease lengths of stay, thereby reducing costs for services that are reimbursed to them by diagnosis versus time in the hospital. Payors support home care for cost savings and for the reduction in re-hospitalizations achieved by home care nurses recognizing clinical problems earlier and preventing misunderstandings on therapies.

Internal factors supporting continued growth of Care Home Health Services, Inc. include the steady referral base from Care facilities and the market appeal of a company that provides a continuum of care from inpatient to outpatient rehabilitation to home care. Care Home Health Services, Inc. is well positioned due to its established longevity in this relatively adolescent industry.

Care Home Health Services, Inc. is state licensed in California (not required in Ohio), Medicare and Medicaid certified in California and Ohio and accredited in California and Ohio by the independent Joint Commission on the Accreditation of Healthcare Organizations ("JCAHO").

Care Combined Operations
- ------------------------

The table below sets forth the approximate percentage of Care's revenues from each of the following sources:

                                         Year Ended December 31
                                ----------------------------------------
                                1993     1992     1991     1990     1989
                                ----     ----     ----     ----     ----
Nursing and Rehabilitation       90%      91%      88%      89%      92%
Home Health                      10        8        6        4        3
Pharmacy (through 3/31/92)       --        1        6        7        5
                                ----     ----     ----     ----     ----
Total Company revenue           100%     100%     100%     100%     100%
                                ====     ====     ====     ====     ====

Health Care Reimbursement Programs
- ---------------------------------

All but one of the nursing facilities and all of the home health agencies operated by Care are certified for participation in Medicare and all of the facilities and home health agencies operated by Care are Medicaid certified.

Payments under the Medicare program received by Care are currently sufficient to cover all of the operating and fixed costs allocable to Medicare patients. Payments received by Care under Medicaid programs currently cover a substantial portion, but not all, of the operating and fixed costs of furnishing services to Medicaid patients. There is no assurance that payments under these programs will remain at levels comparable to present levels or will, in the future, be sufficient to cover the operating and fixed costs allocable to patients participating in such programs.

Care has made a strategic commitment and has pledged resources to provide managed care organization members with services ranging from subacute care to home health care. The scope of care which Care offers along with the talents of new staff sets Care apart from its competitors in the market. Contracts have been negotiated with managed care organizations, such as health maintenance organizations ("HMO's"), preferred provider organizations ("PPO's") and independent provider associations ("IPA's"), including major medical groups, for care to their members. Numerous contracts have also been entered into with hospice providers and with the Veterans Administration for care to eligible veterans.

The last audit of Care with respect to Medicare and Medicaid payments was for the year ended December 31, 1991. Care believes that its reserves for potential adjustments related to fiscal years 1992 and 1993 are adequate and that any future adjustments proposed by these agencies will not have a material effect on the consolidated financial position or liquidity of Care.

Managed care is playing a larger role in the industry, with HMO's, PPO's, IPA's and insurance companies creating relationships with long-term care companies and home health agencies. Managed care reimbursement is predicated on different levels of services. Care has made a strategic commitment to develop new payor sources in this growing area.

Regulations
- -----------

Care's nursing and rehabilitation and home health operations are subject to extensive federal and state regulatory, licensing and inspection requirements. These requirements relate to, among other things, the adequacy of physical buildings and equipment, the qualifications of administrative personnel and nursing staff, the quality of nursing care provided and continuing compliance with the laws and regulations applicable to the operations of the facilities. OBRA contains provisions related to nursing care which are more stringent than those effective prior to its enactment. Care has implemented the provisions of OBRA applicable to its business through the support of its Corporate Professional Services Department, which includes quality improvement programs. In addition, before the acquisition of any existing nursing facility can be consummated, approval of the local state health care licensing authority must be obtained, together with certification for participation in its respective Medicaid and Medicare programs. The nursing and rehabilitation facilities and home health agencies operated by Care are licensed and certified by various governmental agencies.

Care's Corporate Professional Services Department sets standards for patient care, provides training and education, assists in development of specialized clinical units, investigates patient complaints, reviews citations or deficiency notices issued by regulatory agencies, consults with facility management and conducts periodic site inspections to ensure that quality care is provided and deficiencies are corrected. Peer reviews are also conducted by teams, whose members are employees of Care's nursing and rehabilitation facilities, to ensure that Care's standards of quality are upheld.

In the ordinary course of business, Care, like others in the long-term care industry, receives statements of deficiency for failure to comply with various federal and state regulatory requirements. Fines may be assessed and regulatory authorities have the ability to delicense or decertify facilities operated by any nursing care operator at which there has been failure to comply with the various regulatory requirements. Care believes that its present reserves for potential fines and decertification actions are adequate and that any future actions will not have a material effect on the consolidated financial position of Care.

Competition
- -----------

Care's approach to revenue enhancement is based on the philosophy that its facilities must strategically identify the needs of the local market and develop programs to meet those needs through a diversification of medical services in order to meet the challenge of a more competitive market. Care is developing specialized clinical units in its facilities to enhance its reputation as a high-end provider. Care has historically emphasized rehabilitation programs (physical, speech and occupational therapies) and has recently expanded its inpatient programs and is developing new outpatient therapy units. Currently, 31% of Care's facilities have outpatient therapy units. Care's specialized clinical units address hospice care, AIDS, wound care, pulmonary and respiratory, ventilator units, Alzheimers units and others currently in development. Care's infusion therapy programs have shown substantial growth in 1993. Increased revenue from these programs comes primarily through the Medicare program and managed care providers.

Competition from home health agencies has been partially offset by the continued development of Care's home health operations and the recognition that Care's facilities can operate in conjunction with the home health agencies in their local communities.

Employees
- ---------

At February 28, 1994, Care had approximately 5,900 full-time and part-time employees, of whom approximately 4,850 were employed at Care's nursing and rehabilitation facilities, approximately 900 at its home health agencies, and approximately 150 at its administrative, regional and corporate offices. Approximately 1,100 of the employees were covered by eight collective bargaining agreements. Care believes that its relations with its employees in general and the eight collective bargaining units remain very good.

Tax Audits
- ----------

An Internal Revenue Service audit of the Care federal income tax returns for the years 1987 through 1990 and the Care federal payroll tax returns for the year 1990 is presently pending, which raises issues concerning the amount of the net operating loss claimed by Care and certain other issues. Although it is not possible to predict with certainty the outcome of the audit, in the opinion of Care management, adequate provision for the audit has been made and the audit is not expected to have a material adverse effect on Care's financial position.

Insurance
- ---------

Care maintains general and professional liability insurance for its operations, subject to a self-insurance retention, in amounts which it believes to be adequate. Property insurance is maintained to protect against all perils, including earthquake and flood, subject to deductibles. For workers' compensation, Care is self-insured in California and Ohio and purchases insurance for this risk in West Virginia and New Mexico. The cost of insurance is based on market conditions, claims history and number and type of company operations. As these factors vary, the cost of insurance can vary. To secure its obligations to pay benefits under its self-insured workers' compensation programs, Care has caused various surety bonds and letters of credit to be issued.

Health Care Reform
- ------------------

On October 27, 1993, President Clinton submitted to the United States Congress his proposed Health Security Act. As proposed by the Clinton Administration, the Health Security Act would guarantee comprehensive health care coverage for all Americans regardless of health or employment status. The Health Security Act would reduce certain Medicare and Medicaid programs, and permit greater flexibility in the administration of Medicaid. Changes in reimbursement levels under Medicare or Medicaid and changes in applicable government regulations could significantly affect the Company's results of operations. Several U.S. Senators and Representatives have submitted bills that could approach the reform of the United States healthcare system in different ways. In addition to federal initiatives, California, where the Company conducts a substantial portion of its business, has already enacted various healthcare reform measures that are expected to have an effect on the business of the Company. The Company is not able to predict whether the Health Security Act or any of such other healthcare legislation will be enacted and implemented or the precise effects of any such legislation. Management of the Company believes that health services organizations with specialized and diverse services, such as Care, are likely to be well positioned under any of the proposed legislative reforms.

Recent Financing
- ----------------

On December 30, 1993, Care entered into a note agreement with a number of institutional purchasers pursuant to which it issued $30,000,000 of its 8.10% Senior Secured Notes due December 15, 2000 (the "Notes"). The Notes have an average maturity of five years and provide for semi-annual interest payments commencing January 15, 1994. Principal payments of $6,000,000 are due annually commencing January 15, 1997. The Notes are secured by mortgages on 11 of Care's facilities. Proceeds from the financing were used to retire $18,851,000 of existing indebtedness, to pay the $495,000 remaining balance of a capitalized lease obligation and purchase the related facility, and to pay $1,848,000 of certain other costs and expenses. Net proceeds from the financing totalled $8,806,000, which, combined with the resulting reduction in current maturities of long-term debt, has created a working capital surplus of $5,769,000 at December 31, 1993.

On March 3, 1994, Care entered into an $8,000,000 letter of credit facility with the Bank of America secured by Care's accounts and notes receivable and the shares of Care's subsidiary, Healthcare Network, which is a partner in the pharmacy partnership. These letters of credit are used by Care in connection with its self-insured workers' compensation programs in California and Ohio.

ITEM 2.  PROPERTIES

As of February 28, 1994, Care operated and managed 52 nursing and rehabilitation, developmentally disabled and retirement centers in California, Ohio, West Virginia and New Mexico, and home health agencies in 14 locations in California and Ohio through its subsidiary, Care Home Health Services, Inc.

Long-Term Care
- --------------

The following table sets forth information regarding the nursing and rehabilitation centers owned or leased by Care as of February 28, 1994:

                              Facilities                    Beds
                      ------------------------    ------------------------
                      Owned    Leased    Total    Owned    Leased    Total
                      ------------------------    ------------------------
California               7        30        37      539    2,874     3,413
Ohio                     4        --         4      400       --       400
New Mexico              --         3         3       --      360       360
West Virginia            5         1         6      554       65       619
                      ------------------------    ------------------------
                        16        34        50    1,493    3,299     4,792
                      ========================    ========================

In addition, a 248-bed facility is being managed by the Company under a management agreement and, effective January 1, 1994, Care assumed the operation of a 64-bed residential facility in Pasadena, California.

During 1993 Care exercised options to purchase three previously leased nursing facilities with a total of 278 beds.

Home Health
- -----------

Care's subsidiary, Care Home Health Services, Inc., leases facilities occupying approximately 33,000 square feet for its 14 home health locations.

General Lease Information
- -------------------------

Care leases a 52,000 square foot facility for its corporate offices in Tustin, California and 7,400 square feet at two regional offices in Suisun, California and Worthington, Ohio. Substantially all of the leases for its operating units require Care to pay all taxes, insurance and maintenance costs. The leases expire at various dates (inclusive of renewal periods) to October 2010. Care has options to purchase five of the leased facilities. See Note 7 to the Consolidated Financial Statements for additional information regarding facility leases.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. See Note 7 to the Consolidated Financial Statements for additional information regarding legal proceedings.

ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED MATTERS

Care's capital structure consists of one class of common stock ("Common Stock") issued effective December 31, 1990, in accordance with the Joint Plan of Reorganization (the "Plan"). The previous two classes of common stock, Class A Common Stock and Class B Common Stock (collectively known as "Old Common Stock"), were retired in accordance with the Plan. Holders of Common Stock do not have pre-emptive rights or other rights to subscribe for additional shares. The Common Stock is not subject to conversion or redemption and is fully paid and non-assessable.

Price of Common Stock
- ---------------------

The Common Stock commenced trading over-the-counter on January 7, 1991 and is being quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ NMS") under the symbol CREI. The last reported sales price per share for the Common Stock as of March 22, 1994 was $13.00. As of March 22, 1994 Care had approximately 1,100 holders of record.

                                                   Common Stock
                                             High                    Low
1993:                                      --------------------------------
   First Quarter                           $ 4 1/4                 $ 2 11/16
   Second Quarter                            5 1/8                   3 7/8
   Third Quarter                             5 1/8                   3 3/4
   Fourth Quarter                            9 5/8                   4 1/8

                                                   Common Stock
                                             High                    Low
1992:                                      -------------------------------
   First Quarter                           $ 3 1/2                 $ 2 1/4
   Second Quarter                            3                       2 1/4
   Third Quarter                             2 5/8                   2
   Fourth Quarter                            3 3/8                   2

                                                   Common Stock
                                             High                    Low
1991:                                      -------------------------------
   First Quarter                           $ 1 1/2                 $   1/4
   Second Quarter                            1 1/2                     7/8
   Third Quarter                             2 3/4                   1 1/4
   Fourth Quarter                            4                       2 1/2

Dividends and Dividends Policy
- ------------------------------

Dividends were not paid on the Old Common Stock shares during 1989 and 1990. Covenants in the Company's loan agreement with its secured lenders prohibit the payment of cash dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The summary consolidated financial information set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                          Year Ended December 31
                                               --------------------------------------------------------------------------
                                                  1993            1992            1991            1990            1989
                                               ----------      ----------      ----------      ----------      ----------
                                                          (in thousands, except per share data)
                                                                                                 Pre-reorganization (a)
                                                                                               --------------------------
STATEMENT OF OPERATIONS DATA
Revenues                                       $ 200,354       $ 192,048       $ 185,676       $ 215,043       $ 252,949
Costs and expenses
  Direct (d)                                     177,574         168,652         165,725         193,617         241,371
  Lease and rent                                   6,962           7,745           7,854           7,896          11,012
  Depreciation and amortization                    5,184           5,336           5,878           7,046           9,352
  Interest, net                                    2,494           3,266           4,983           7,692          10,060
                                               ----------      ----------      ----------      ----------      ----------
    Total costs and expenses                     192,214         184,999         184,440         216,251         271,795

Income (loss) before reorganization and
  other items, income taxes and
  extraordinary item                               8,140           7,049           1,236        (  1,208)       ( 18,846)

Reorganization and other items                        --           1,543           1,720          35,673        ( 27,838)

Provision for income taxes                      (  3,093)       (  2,928)       (    721)             --              --
                                               ----------      ----------      ----------      ----------      ----------
Income (loss) before extraordinary item            5,047           5,664           2,235          34,465        ( 46,684)

Extraordinary item                                    --              --              --          73,149 (b)          --
                                               ----------      ----------      ----------      ----------      ----------
Net income (loss)                              $   5,047       $   5,664       $   2,235       $ 107,614       $( 46,684)
                                               ==========      ==========      ==========      ==========      ==========

INCOME PER SHARE
    Primary                                    $    0.38       $    0.49       $    0.24       $     (c)       $     (c)
                                               ==========      ==========      ==========      ==========      ==========
    Fully diluted                              $    0.38       $    0.49       $    0.21       $     (c)       $     (c)
                                               ==========      ==========      ==========      ==========      ==========


Weighted average number of shares used in
  calculation of per share amounts-primary        13,312          11,667           9,294             (c)             (c)
                                               ==========      ==========      ==========      ==========      ==========

(a) The pre-reorganization periods are not comparable with 1991, 1992 and 1993 due to the effects of the implementation of "Fresh-Start Reporting" resulting from the Company's emergence from Chapter 11 reorganization.

(b) Represents an extraordinary gain from discharge of debt in connection with the reorganization proceedings.

(c) Per share amounts are not meaningful due to Chapter 11 reorganization.

(d) Includes charges related to Care's Share Appreciation Rights Plan of $2,157,000, $323,000, and $293,000 for 1993, 1992 and 1991, respectively.

                                                                  Year Ended December 31
                                               --------------------------------------------------------------------------
                                                  1993           1992             1991            1990            1989
                                               ----------      ----------      ----------      ----------      ----------
                                                          (in thousands, except per share data)

                                                                                                               Pre-reorgan-
                                                                                                               ization  (a)
                                                                                                               ------------
BALANCE SHEET DATA

Working capital                                $   5,769       $( 12,217)      $( 18,192)      $( 18,269) (e)  $( 35,765)
                                               ==========      ==========      ==========      ==========      ==========

Total assets                                     121,398         110,548         108,166         120,453         152,250
                                               ==========      ==========      ==========      ==========      ==========

Liabilities subject to settlement
  under reorganization proceedings                    --              --              --              --         162,993
                                               ==========      ==========      ==========      ==========      ==========

Long-term debt (net of current portion)           41,601          32,743          40,463          54,175          24,999
                                               ==========      ==========      ==========      ==========      ==========

Shareholders' equity (deficiency)              $  25,473       $  20,397       $  10,085       $   4,275       $(107,189)
                                               ==========      ==========      ==========      ==========      ==========


OTHER DATA

Average occupancy (f)                               93.0%            93.3%          92.6%           92.3%           91.8%

Number of beds at year end                         4,792            4,792          5,097           5,252           8,622

Employees at nursing facilities at year end        4,850            4,852          4,993           5,140           8,627

Average employees per bed                           1.01             1.01           0.98            0.98            1.00



(e) The December 31, 1990 balance sheet was restated to record the Plan of Reorganization and reflect "Fresh-Start Reporting." Accordingly, the Company's financial position at December 31, 1990 and subsequent thereto is not comparable to prior periods.

(f) Average occupancy is calculated based on all facilities operated during the respective years and is not necessarily representative of occupancy for facilities operated at year end.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Capital Resources and Liquidity
- ----------------------------------------------------

During most of 1993 Care relied on operations to meet its liquidity needs. Cash provided by operations totalling $10,570,000 for the year was used to make principal payments of $9,338,000 on long-term debt, including payments of $7,180,000 on the Term Notes. Cash used in investing activities totalled $5,074,000, including routine capital expenditures of $3,884,000 and payments of an additional $1,542,000 to exercise options to purchase two previously leased facilities, offset slightly by collections on notes receivable.

On December 30, 1993 Care sold $30,000,000 of its 8.1% Senior Secured Notes to a number of institutional investors in a private transaction. The notes have an average maturity of five years and provide for semiannual interest payments, with annual principal payments of $6,000,000 commencing in January, 1997. The proceeds of the notes were used to pay $18,851,000 of existing debt, including the remaining balance of $11,569,000 on the Term Notes. An additional $495,000 was used to pay the outstanding balance of a capitalized lease obligation and purchase the related facility. Proceeds of the borrowing were also used to pay costs and expenses of the issuance of the notes totalling $1,139,000, and $709,000 was used to establish cash escrows with a title company pending the resolution of certain title and debt payoff related issues and to pay certain other costs.

The $8,806,000 net cash proceeds from the sale of the Senior Secured Notes, combined with the reduction in current maturities of long-term debt, has created a working capital surplus of $5,769,000 at December 31, 1993, including cash of $12,985,000. Management believes the Company's liquidity, including cash provided by operating activities, is adequate to finance planned 1994 capital expenditures of approximately $5,000,000 and other known operating needs.

In March 1994 Care entered into an $8,000,000 letter of credit facility with the Bank of America to replace $6,238,000 letters of credit previously issued by another bank to be used in connection with its self-insured workers' compensation programs in California and Ohio. The new letter of credit facility will allow Care to further improve liquidity by substituting an additional $1,762,000 in letters of credit for cash collateral currently held by certain regulatory agencies. Accordingly, these deposits have been included in receivables in the Company's balance sheet as of December 31, 1993.

Comparison of operating results 1993 to 1992
- --------------------------------------------

Revenues for the year ended December 31, 1993 increased by $8,306,000 compared to 1992. The change consisted of increases of $16,180,000 for nursing and rehabilitation centers and $5,832,000 for home health, offset by a decrease of $13,706,000 for operations discontinued in 1992. The increase in nursing and rehabilitation center revenues is attributable to several factors. Medicare revenues increased by $11,849,000 due to the continued growth of therapy, subacute, and other specialized clinical services and a 13% increase in Medicare utilization. Medicaid revenues increased by $3,642,000 primarily due to rate increases, offset slightly by lower Medicaid utilization. Home health revenues increased due to the development of new clinical services and increased visits resulting from marketing efforts.

The increase in salaries and employee benefits is the result of wage rate increases, increased labor hours and the resulting increase in payroll-related costs for nursing and rehabilitation centers and home health, partially offset by a decrease of $7,153,000 related to operations discontinued in 1992. The increase in labor hours is primarily the result of growth of the home health business.

Share appreciation rights ("SARs") expense increased $1,834,000 due to the increase in the market price of shares of Care's Common Stock from $2.75 per share at December 31, 1992 to $9.625 per share at December 31, 1993.
Depending on the future performance of Care's Common Stock, Care may incur substantial additional charges related to the SARs in future periods, through December 1995, which will aggregate approximately $333,000 for each one dollar increase in the market price of Care's Common Stock.

Supplies and other expenses consist of food, routine supplies, costs related to therapy services, utilities, maintenance and other general and administrative expenses. The increase in supplies and other expenses is primarily the result of higher therapy-related costs in the nursing and rehabilitation centers and home health due to Care's increased provision of those services, offset by a decrease of $2,588,000 related to operations discontinued in 1992. The increased emphasis on the provision of therapy services also resulted in an increase in the cost for contract therapists, which accounts for most of the increase in purchased services and professional fees. Other costs and expenses increased due to the imposition of a health care provider tax in West Virginia.

The decrease in interest expense is primarily due to the lower outstanding debt balances. The outstanding debt balances were increased on December 30, 1993 and interest expense for 1994 is expected to be substantially higher than for 1993. Lease and rent expense and depreciation decreased due to the discontinuance of certain operations in 1992.

Comparison of operating results 1992 to 1991
- --------------------------------------------

During 1992 revenues increased by $6,372,000, consisting of increases of $11,976,000 for nursing and rehabilitation centers and $3,010,000 for home health partially offset by a $8,614,000 decrease for pharmacies. The decrease in pharmacy revenues resulted from the contribution of the pharmacies to an unconsolidated partnership on April 1, 1992. The increase in nursing and rehabilitation center revenues is attributable to several factors. The fastest growing revenue source was occupational, speech, and physical therapies which increased by approximately $4,300,000. Medicare and Medicaid revenues increased by $2,553,000 and $6,212,000, respectively, due primarily to rate increases. Medicaid revenues for 1992 include approximately $865,000 of favorable rate increases related to 1990 and favorable cost report settlements of $381,000. Medicare revenues for 1992 and 1991 include favorable settlements on prior years' cost reports of $670,000 and $743,000, respectively.

The increase in salaries and employee benefits of $2,990,000 is primarily the result of wage rate increases, increased labor hours, and increases in the cost of vacation and other employee benefits provided by the Company totalling $6,724,000. This was offset by a reduction of $3,069,000 for pharmacies and a $665,000 decrease in the provision for workers' compensation insurance resulting from favorable loss experience on prior years' claims. The increase in wage rates was primarily due to nursing salaries which, unlike other staff salaries, are being driven upwards by increased market competition. The increase in labor hours is the result of enforcement of OBRA regulations, increased acuity levels of patients in the nursing and rehabilitation centers and increases in home health due to growth in that business.

Supplies and other costs and expenses consist of food, routine supplies, costs relating to therapy services, utilities, maintenance and other general and administrative expenses. The decrease in supplies and other expenses was the result of decreased pharmacy cost of sales, offset by higher therapy-related costs in the nursing and rehabilitation centers due to Care's increased provision of therapy services and inflation.

Care's increased emphasis on the provision of therapy services, as discussed above, resulted in an increase in the cost for contract therapists, which accounts for most of the increase in purchased services. The professional fee reduction was the result of the discontinuance of the services of certain management consultants.

The decrease in the provision for doubtful accounts and losses is the result of an increased provision in 1991 for losses on mortgage notes receivable offset by a reduced provision in 1992 resulting from substantial recoveries of accounts previously written off as uncollectible. Lease and rent expense decreased due to the contribution of the pharmacies to a partnership, offset by an increase in rent under a short-term lease of a formerly owned facility. Depreciation expense decreased due to the disposal of two nursing and rehabilitation centers in 1991, combined with the elimination of the expense related to assets contributed to the pharmacy partnership. Interest expense declined due to lower interest rates on variable rate debt and a decrease in outstanding debt balances of approximately $7,700,000 during 1992.

Additional financial data for fiscal 1992
- -----------------------------------------

In 1992, Care recognized a gain of $1,007,000 on a nursing facility disposal which occurred in 1991. The gain represents the difference between the book value of the nursing facility assets which were acquired in 1991 by a bank in a non-judicial foreclosure and management's estimate of the value of the assets surrendered.

Care reduced its reserve for losses on discontinuance of certain operations by $461,000 and reduced its reserve for fees and expenses in connection with Chapter 11 proceedings by $75,000.

Impact of Inflation
- -------------------

Care's principal costs are salaries and wages (and related employee benefit costs) and payments to third parties for services rendered, all of which are generally sensitive to inflation. A principal source of Care's revenues is derived from the Medi-Cal program which is not a cost reimbursement type program. Adjustments to Medi-Cal reimbursement rates are typically made only on an annual basis and such adjustments may not be sufficient to fully cover all inflationary cost increases.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                      PAGE

Report of Independent Auditors                                         18

Consolidated Balance Sheets as of December 31, 1993 and 1992           19

Consolidated Statements of Operations,
   Years Ended December 31, 1993, 1992 and 1991                        20

Consolidated Statements of Shareholders' Equity,
   Years Ended December 31, 1993, 1992 and 1991                        21

Consolidated Statements of Cash Flows,
   Years Ended December 31, 1993, 1992 and 1991                        22

Notes to Consolidated Financial Statements                             24

                        Report of Independent Auditors



Shareholders and Board of Directors
Care Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Care Enterprises, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Care Enterprises, Inc. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in notes to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes.



                                                            ERNST & YOUNG

Orange County, California
March 10, 1994

                             CARE ENTERPRISES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                       (in thousands, except number of shares and par values)



                                                                      As of December 31
                                                                 ---------------------------
                                                                    1993             1992
                                                                 ----------     ----------

                                              ASSETS
CURRENT ASSETS
    Cash                                                          $  12,985     $   7,283
    Receivables:
        Due from patients, less allowance for doubtful accounts
           of $1,633 and $2,595 for 1993 and 1992, respectively      17,149        15,449
        Notes, contracts, and other                                   4,492         1,944
    Supplies inventory                                                1,470         1,395
    Prepaid expenses                                                  1,254         1,090
    Deferred income taxes                                             3,982         2,619
                                                                  ----------    ----------
                    TOTAL CURRENT ASSETS                             41,332        29,780

PROPERTY AND EQUIPMENT, net                                          69,386        69,166
MORTGAGE NOTES RECEIVABLE, less allowance for losses of
   $1,664 and $937 for 1993 and 1992, respectively                    2,175         2,257
OTHER ASSETS                                                          8,505         9,345
                                                                  ----------    ----------
                                                                  $ 121,398     $ 110,548
                                                                  ==========    ==========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long term debt                             $   1,139     $   7,683
    Accounts payable                                                 11,716         9,679
    Accrued liabilities                                              19,623        15,791
    Other current liabilities                                         3,085         8,844
                                                                  ----------    ----------
                    TOTAL CURRENT LIABILITIES                        35,563        41,997

LONG TERM DEBT                                                       41,601        32,743
DEFERRED INCOME TAXES                                                 6,812         4,624
OTHER NONCURRENT LIABILITIES AND DEFERRED ITEMS                      11,949        10,787
                                                                  ----------    ----------
                    TOTAL LIABILITIES                                95,925        90,151


COMMITMENTS & CONTINGENCIES (Note 7)                                    --            --

SHAREHOLDERS' EQUITY
    Preferred stock, $1.00 par value;
        Authorized 1,000,000 shares; issued and outstanding - none      --            --
    Common stock, $.01 par value;
        Authorized 25,000,000; issued and outstanding - 13,234,000
           and 13,222,000 shares for 1993 and 1992, respectively     11,076        11,047
    Additional capital                                                1,451         1,451
    Retained earnings                                                12,946         7,899
                                                                  ----------    ----------
                    TOTAL SHAREHOLDERS' EQUITY                       25,473        20,397
                                                                  ----------    ----------
                                                                  $ 121,398     $ 110,548
                                                                  ==========    ==========


See Independent Auditors' Report and Notes to Consolidated Financial Statements

                           CARE ENTERPRISES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share amounts)

                                                       Year Ended December 31
                                             ------------------------------------------
                                                1993            1992            1991
                                             ----------      ----------      ----------
TOTAL REVENUES                               $ 200,354       $ 192,048       $ 185,676

DIRECT EXPENSES
    Salaries and wages                          94,087          91,430          88,798
    Share appreciation rights                    2,157             323             293
    Employee benefits                           25,660          24,218          23,890
    Supplies and other expenses                 31,560          31,208          31,440
    Purchased services                          17,800          15,735          13,842
    Professional fees                            1,927           2,387           2,805
    Other costs and expenses                     4,383           3,351           4,657
                                             ----------      ----------      ----------
           TOTAL DIRECT EXPENSES               177,574         168,652         165,725
PROPERTY EXPENSES
    Lease and rent                               6,962           7,745           7,854
    Depreciation and amortization                5,184           5,336           5,878
    Interest, net                                2,494           3,266           4,983
                                             ----------      ----------      ----------
           TOTAL PROPERTY EXPENSES              14,640          16,347          18,715

INCOME BEFORE REORGANIZATION
    AND OTHER ITEMS AND INCOME TAXES             8,140           7,049           1,236

REORGANIZATION AND OTHER ITEMS
    Gain on sale of facilities                      --           1,007              --
    Other reorganization items                      --             536           1,720
                                             ----------      ----------      ----------
       TOTAL REORGANIZATION AND OTHER ITEMS          0           1,543           1,720
                                             ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                       8,140           8,592           2,956

PROVISION FOR INCOME TAXES                       3,093           2,928             721
                                             ----------      ----------      ----------
NET INCOME                                   $   5,047       $   5,664       $   2,235
                                             ==========      ==========      ==========
INCOME PER SHARE
    Primary                                  $    0.38       $    0.49       $    0.24
                                             ==========      ==========      ==========
     Fully diluted                           $    0.38       $    0.49       $    0.21
                                             ==========      ==========      ==========



See Independent Auditors' Report and Notes to Consolidated Financial Statements

                         CARE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      (in thousands)

                                                  Common Stock
                                             -----------------------   Additional    Retained
                                               Shares      Amount       Capital      Earnings      Total
                                             ----------   ----------   ----------   ----------   ----------
BALANCE at December 31, 1990                     8,956    $   4,275    $      --    $      --    $   4,275

Conversion of convertible exchangeable notes     2,679        2,854                                  2,854

Charge in lieu of income taxes                                               721                       721

Net income                                                                              2,235        2,235
                                             ----------   ----------   ----------   ----------   ----------

BALANCE at December 31, 1991                    11,635        7,129          721        2,235       10,085

Sale of common stock                             1,633        3,918                                  3,918

Retirement of shares acquired by the
   company                                   (      46)                                                 --

Charge in lieu of income taxes                                               730                       730

Net income                                                                              5,664        5,664
                                             ----------   ----------   ----------   ----------   ----------

BALANCE at December 31, 1992                    13,222       11,047        1,451        7,899       20,397

Exercise of stock options                           12           29                                     29

Net income                                                                              5,047        5,047
                                             ----------   ----------   ----------   ----------   ----------
BALANCE at December 31, 1993                    13,234    $  11,076    $   1,451    $  12,946    $  25,473
                                             ==========   ==========   ==========   ==========   ==========







See Independent Auditors' Report and Notes to Consolidated Financial Statements.

                     CARE ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                           Year Ended December 31
                                                                ------------------------------------------
                                                                   1993            1992            1991
                                                                ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                  $   5,047       $   5,664       $   2,235
    Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                5,184           5,336           5,878
       Provision for doubtful accounts                                 88              30           1,036
       Provision for losses on mortgage notes receivable               --             117             511
       Deferred income taxes and charge in lieu of taxes              825           1,746             721
       Other, net                                                (    645)       (    416)       (    173)
       Reorganization and other items
           Gain on sale of facilities                                  --        (  1,007)             --
           Other reorganization items                                  --        (    536)       (  1,720)
       Changes in assets and liabilities, net of effects
        from sales or disposals of facilities:
           Accounts receivable                                   (  1,788)            200        (    218)
           Other current assets                                       748             695           2,446
           Notes and contracts receivable                        (    320)          1,023             225
           Other assets                                                13        (    380)          1,188
           Accounts payable and accrued liabilities                 4,569        (  2,428)       (  4,249)
           Other current liabilities                             (  3,149)          1,018             793
           Other noncurrent liabilities and deferred items       (      2)             32             309
                                                                 ----------     ----------      ----------
                   Total adjustments                                 5,523          5,430           6,747
                                                                 ----------     ----------      ----------
            Net cash provided by operating activities               10,570         11,094           8,982

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of assets                                       44            274              86
    Proceeds from payoff of notes receivable                            --            700             255
    Payments received on mortgage notes receivable                     308            294             566
    Investment in pharmacy partnership                                  --       (    238)             --
    Exercise of options to purchase facilities                    (  1,542)            --              --
    Payments for property additions                               (  3,884)      (  3,501)       (  3,579)
                                                                  ----------     ----------     ----------
            Net cash used by investing activities                 (  5,074)      (  2,471)       (  2,672)

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on term notes, mortgage debt
       and capitalized leases                                     ( 28,684)      (  9,611)       (  7,674)
    Payments on liabilities subject to
       reorganization proceedings                                       --       (     47)       (  4,111)
    Proceeds of borrowing, net of expenses                          28,861          1,000           2,750
    Proceeds from exercise of stock options                             29             --              --
    Proceeds from sale of common stock, net of expenses                 --          3,918              --
                                                                 ----------     ----------      ----------
            Net cash provided (used) by financing activities           206       (  4,740)       (  9,035)
                                                                 ----------     ----------      ----------

NET INCREASE (DECREASE) IN CASH                                      5,702          3,883        (  2,725)
CASH AT BEGINNING OF YEAR                                            7,283          3,400           6,125
                                                                 ----------     ----------      ----------
CASH AT END OF YEAR                                              $  12,985      $   7,283       $   3,400
                                                                 ==========     ==========      ==========



See Independent Auditors' Report and Notes to Consolidated Financial Statements

                    CARE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except facility data)
                                 (Continued)



                                                                            Year Ended December 31
                                                                 ------------------------------------------
                                                                    1993            1992            1991
                                                                 ----------      ----------      ----------

SUPPLEMENTAL CASH INFORMATION
- -----------------------------
   Interest paid                                                 $   3,532       $   4,014       $   5,449
                                                                 ==========      ==========      ==========
   Income taxes paid                                             $     183       $     542       $      --
                                                                 ==========      ==========      ==========


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
- -------------------------------------
NUMBER OF FACILITIES DISPOSED:

    Long term care facilities                                           --              --               2
    Pharmacies and distribution centers                                 --               9              --

FINANCIAL IMPACT OF DISPOSALS:
    Net assets                                                   $      --       $   2,026       $   5,488
    Net liabilities                                                     --        (    626)       (  4,781)
                                                                 ----------      ----------      ----------

    Net assets sold or disposed                                         --           1,400             707

    Cash proceeds                                                       --              --        (     54)
    Additional notes on sale                                            --              --              --
    Equity in pharmacy partnership                                      --        (  1,400)             --
    Charged against reserves for disposal of facilities                 --              --        (    653)
                                                                 ----------      ----------      ----------

    Net gain on sales and disposals                              $       0       $       0       $       0
                                                                 ==========      ==========      ==========



In 1992 Care contributed the net assets of five pharmacies and four distribution centers having a net book value of $1,400,000 to a partnership formed with another long-term provider. During 1991 Care disposed of two facilities, one of which the Company continued to operate under a short term lease agreement through November 1992.







See Independent Auditors' Report and Notes to Consolidated Financial Statements

NOTE 1 - MERGER AGREEMENT
- -------------------------

On December 20, 1993, Care Enterprises, Inc. ("Care" or "the Company") and Regency Health Services, Inc., a Delaware corporation ("Regency"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Regency currently operates 43 long-term care facilities with 4,215 beds and one pharmacy, all located in California. Pursuant to the Merger Agreement, Care will be merged with and into Regency with Regency as the surviving corporation (the "Merger") and each share of Care's Common Stock will be converted into
0.71 shares of Regency's Common Stock, par value $0.01 per share in a tax-free transaction. The Company anticipates that the Merger will be accounted for as a pooling of interests.

The Merger has been approved by the Board of Directors of both companies and its completion is subject to, among other things, the approval of regulatory agencies and the shareholders of each of Care and Regency. In connection with the Merger Agreement, shareholders holding a majority of Care's Common Stock and shareholders holding approximately 22% of Regency's Common Stock have agreed to vote in favor of the Merger under certain circumstances. Care anticipates that the Merger will be consummated in the second calendar quarter of 1994.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

Nature of Business
- ------------------

Care provides skilled and intermediate nursing, rehabilitative services, subacute and other specialized medical services. Services are provided in the Company's owned, leased or managed nursing and rehabilitation facilities located in California, Ohio, West Virginia and New Mexico. Care, through its wholly-owned subsidiary Care Home Health Services, Inc., provides patients at home with technical medical support such as infusion therapy and ventilator care, and respite services such as assistance with personal hygiene, cooking and cleaning.

Principles of Consolidation
- ---------------------------

The consolidated financial statements include the accounts of Care and its wholly-owned subsidiaries. All material intercompany balances have been eliminated.

Reclassifications
- -----------------

The Company has reclassified the presentation of certain prior year information to conform with the current year presentation.

Cash
- ----

Cash consists of cash balances held in banks and petty cash funds. The cash balance at December 31, 1993 includes $6,238,000 temporarily placed with Wells Fargo Bank to collateralize letters of credit issued in conjunction with Care's self-insured workers' compensation programs. An agreement in principle was reached in December 1993, and a definitive agreement was signed in March 1994 with the Bank of America to provide an $8,000,000 letter of credit facility (Note 7) and new letters of credit were obtained to secure the workers' compensation obligations.

At December 31, 1993 and 1992 the Company held personal funds in trust for patients approximating $425,000 and $400,000, respectively, which are not reflected on the accompanying balance sheets.

Supplies Inventory
- ------------------

Supplies inventory is stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment
- ----------------------

Property and equipment owned by the Company at the time of its emergence from bankruptcy on December 31, 1990 was adjusted to its then current fair market value. All other property and equipment is stated at cost. Depreciation and amortization is provided on the straight-line method over the following estimated useful lives or, if applicable, over the terms of the leases.

Buildings                                                    20 to 40 years
Leasehold interests and improvements                          7 to 30 years
Equipment                                                     5 to 10 years
Assets under capitalized leases                              10 to 25 years

Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and any gain or loss on disposition is recognized in income.

Health Care Revenues and Reimbursement Programs
- -----------------------------------------------

Long-term care facilities receive payments for services to certain patients under Medicare and state Medicaid programs and from the Veterans Administration. Revenues are recorded at the estimated net realizable amounts from patients and third party payors in the period in which the service is provided. Approximately 83% (1993), 82% (1992), and 83% (1991) of total revenue was derived from federal and state medical assistance programs. Revenues under these programs are based in part on cost reimbursement principles which govern reimbursement of current year costs. These revenues and costs are subject to audit and, in the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlements are reflected in operations in the year finalized. Approximately 75% (1993) and 78% (1992) of the Company's accounts receivable were related to federal and state medical assistance programs including approximately 26% (1993) and 33% (1992) related to the California Medicaid program.

Interest Expense
- ----------------

Interest expense is reflected net of $712,000, $752,000 and $1,280,000 of interest income for the years ending December 31, 1993, 1992 and 1991, respectively.

Income Taxes
- ------------

During 1991, the Company accounted for income taxes under the provisions of Statement of Financial Accounting Standards No. 96 ("SFAS 96"). Effective December 31, 1992, the Company adopted (on a cumulative basis from January 1,
1992) the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" (Note 3).

In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), SFAS 96 and SFAS 109 tax benefits recognized in periods subsequent to bankruptcy reorganization, resulting from utilization of pre-reorganization financial reporting Net Operating Losses ("financial reporting NOL"), are recorded by the Company as direct additions to additional capital with a corresponding charge in lieu of taxes included in the provision for income taxes in the Statement of Operations.

Income Per Share
- ----------------

Income per share for 1993, 1992 and 1991 has been computed on the basis of the weighted average shares of Common Stock outstanding plus, for 1993, common equivalent shares arising from dilutive stock options, using the treasury stock method. For 1992, common equivalent shares arising from dilutive stock options have been excluded from the determination of income per share due to immateriality. No such options were outstanding during 1991. For the computation of fully diluted income per share for 1991, shares issued in November 1991 for the conversion of the $3,000,000 secured convertible exchangeable notes are included in the weighted average shares outstanding from the beginning of 1991 and, accordingly, net income for 1991 has not been reduced by interest expense on the notes. The weighted average number of common and common equivalent shares outstanding for the calculation of primary income per share was 13,312,000 in 1993, 11,667,000 in 1992, and 9,294,000 in
1991. The weighted average number of shares used to compute income per share, assuming full dilution, was 13,388,000 in 1993, 11,667,000 in 1992, and
11,635,000 in 1991. All common shares issued pursuant to the Plan of Reorganization have been treated as outstanding as of December 31, 1990.

The income per share calculation does not include the shares reserved for issuance in connection with the Company's Share Appreciation Rights Plan (Note
8), which provides for settlement of the rights in cash or stock. The Company's Board of Directors does not presently plan to issue any shares in settlement of the rights.

Workers' Compensation Self-Insurance
- ------------------------------------

The Company maintains self-insurance programs for workers' compensation in California and Ohio. The self-insurance liability under these programs is based on claims filed and estimates of claims incurred but not reported. The self-insurance liability is discounted at a rate of 10%, which management believes to be its appropriate market rate of interest based on its current financial circumstances.

Professional Liability Insurance
- --------------------------------

The Company maintains approximately $30,000,000 of professional liability insurance covering substantially all of its operations on a claims-made basis, with a $10,000 deductible for operations in the states of New Mexico and West Virginia and a $250,000 self-insurance retention for all other locations. The estimated amount payable for claims, including unasserted claims, under the Company's self-insurance retention is recorded as a liability, without discounting.

NOTE 3 - INCOME TAXES
- ---------------------

During 1991, the Company accounted for income taxes under the provisions of SFAS 96. Effective December 31, 1992, the Company adopted (on a cumulative basis from January 1, 1992) the provisions of SFAS 109, which mandates the liability method of accounting for deferred income taxes and permits the recognition of net deferred tax assets subject to an ongoing assessment of realizability. The change in accounting for income taxes did not have a material effect on the Company's financial statements.

For federal tax return purposes, Care Enterprises, Inc. files a consolidated tax return with its subsidiaries. As of December 31, 1993, the Company had claimed a federal net operating loss carryforward for tax purposes ("Tax NOL") of approximately $93,200,000 and credit carryforwards of approximately $4,021,000. However, when the Company's Plan of Reorganization was confirmed, an ownership change as defined in Internal Revenue Code ("IRC") Section 382 occurred. As a result, use of Tax NOL and credit carryforwards accumulated on or before April 20, 1990 ("pre-confirmation") may be subject to an annual limitation of approximately $300,000. Tax losses and credits generated after April 20, 1990 ("post-confirmation") are not subject to the above limitation.

Because a portion of the Company's Tax NOL was generated as early as 1985, it will begin to expire in the year 2000. Considering the annual limitation, it is currently estimated that as of December 31, 1993, a maximum of $3,300,000 of Tax NOL in the aggregate will be available for use prior to expiration.

Management is pursuing the possibility that the Company may qualify for the special provisions of IRC Section 382(l)(5), which could reduce the aggregate Tax NOL and credit carryforwards available but would not limit their annual use. Should circumstances permit the Company to qualify for this section of the IRC, a significant portion of the pre-confirmation Tax NOL and credit carryforwards could become available for use. However, the Merger (discussed in Note 1) may also result in a limitation on the use of the Company's post-confirmation Tax NOL and credit carryforwards and, if Section 382(l)(5) applies, pre-confirmation Tax NOL and carryforwards.

The Internal Revenue Service ("IRS") is examining the Company's income tax returns for the years 1987 through 1990. Management believes that the outcome of this examination will not have a material impact on the financial position or liquidity of the Company, although it may reduce the Tax NOL.

In March 1994 the IRS issued final regulations relating to net operating losses, and specifically relating to the determination of eligibility for the use of Section 382(l)(5). Based on the new regulations, management believes the Company will qualify for use of this section. After applying its provisions, the amount of Tax NOL would be approximately $53,000,000, usable without annual limitation, before the effect of any audit adjustments.

Deferred income tax assets and liabilities originate from differences between accounting principles and procedures used for book and tax purposes, principally related to depreciation, contingencies and legal settlements, workers' compensation, share appreciation rights, bankruptcy costs and fees, doubtful accounts and reserves for losses on discontinuance of certain operations.

The provision for income taxes consists of the following:

                                            Year Ended December 31
                                         ----------------------------
                                           1993      1992      1991
                                         --------  --------  --------
                                                (in thousands)
Current
   Federal                               $ 1,915   $   844   $    --
   State                                     353       338        --
Deferred
   Federal                                   690       981        --
   State                                     135        35        --
Charge in lieu of income taxes                --       730       721
                                         --------  --------  --------
    Total provision for income taxes     $ 3,093   $ 2,928   $   721
                                         ========  ========  ========

A reconciliation of the federal statutory income tax rate with the Company's effective tax rate follows:

                                            Year Ended December 31
                                         ----------------------------
                                           1993      1992      1991
                                         --------  --------  --------
Federal rate                               34.0%     34.0%     34.0%
Reversal of pre-reorganization reserves      --     ( 8.0)    (15.6)
State taxes net of federal benefit          3.9       7.5       6.0
Permanent differences                       0.7       0.5        --
Other, net                                ( 0.6)       --        --
                                         --------  --------  --------
    Effective rate                         38.0%     34.0%     24.4%
                                         ========  ========  ========

The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities are shown on the following table:

                                                                  As of December 31
                                                                ----------------------
                                                                   1993        1992
                                                                ----------  ----------
Deferred income tax assets:
  Net operating loss carryforward                               $  1,351    $  2,489
  Allowance for doubtful accounts                                    671       1,066
  Accrual for contingencies and legal settlements                  1,056       1,145
  Accrued workers' compensation claims                             4,199       4,364
  Share appreciation rights                                        1,106         240
  Other                                                            2,291       1,951
  Valuation allowance                                            (   959)         --
                                                                ----------  ----------
Total deferred tax assets                                          9,715      11,255
                                                                ----------  ----------
Deferred income tax liabilities:
  Depreciation                                                   (11,545)    (12,260)
  Other                                                          ( 1,000)    ( 1,000)
                                                                ----------  ----------
  Total deferred income tax liabilities                          (12,545)    (13,260)
                                                                ----------  ----------
Net deferred income taxes                                       $( 2,830)   $( 2,005)
                                                                ==========  ==========

NOTE 4 - PROPERTY AND EQUIPMENT
- -------------------------------
A summary of property and equipment follows:

                                                                  As of December 31
                                                                ----------------------
                                                                   1993        1992
                                                                ----------  ----------
                                                                    (in thousands)
Land and improvements                                           $ 10,489    $  8,711
Buildings                                                         41,860      37,469
Leasehold interest and improvements                               18,822      19,409
Equipment                                                         12,738      10,901
Assets under capitalized leases                                      650       3,181
                                                                ----------  ----------
     Total property and equipment                                 84,559      79,671
Less accumulated depreciation and amortization                    15,173      10,505
                                                                ----------  ----------
     Total property and equipment, net                          $ 69,386    $ 69,166
                                                                ==========  ==========

NOTE 5 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
- --------------------------------------------------

Other assets consist of deposits (primarily related to the Company's self-insured workers' compensation plans and facility leases), debt service reserves related to the Industrial Development Bonds, a 26% interest in a pharmacy partnership, deferred charges and other.

Accrued liabilities consist of the following (in thousands):

                                                                              December 31
                                                                        -----------------------
                                                                            1993        1992
                                                                        -----------------------
Accrued payroll and related taxes                                       $  4,357      $  3,891
Share appreciation rights                                                  2,693           585
Accrual for contingencies and legal settlements                            3,030         3,244
Accrued workers' compensation claims (Net of discounting
  of $2,954 and $3,085 for 1993 and 1992, respectively)                   10,226        10,627
Accrued employee benefits                                                  3,934         3,875
Reserve for losses on discontinuance of certain operations                    --         1,513
Reserve for expenses and fees in connection with Chapter 11 proceedings      153           556
Other accrued liabilities                                                  4,454         1,647
Income taxes payable                                                       2,725           640
                                                                        -----------------------
     Total accrued liabilities                                            31,572        26,578
Less current portion of accrued liabilities                               19,623        15,791
                                                                        -----------------------
     Noncurrent portion                                                 $ 11,949      $ 10,787
                                                                        =======================

NOTE 6 - LONG-TERM DEBT AND CREDIT FACILITIES
- ---------------------------------------------

Long-term debt consists of the following:

                                                                  December 31
                                                            -----------------------
                                                               1993        1992
                                                            ----------  -----------
                                                                (in thousands)
Senior Secured Notes due December 2000 with interest
at 8.1%, payable semiannually.  Annual principal
payments of $6 million commencing January 1997.             $ 30,000    $     --

Term Notes with interest at a rate which
approximates the Citibank N.A. prime rate plus 2%
(effectively 8% during 1993), paid in 1993.                       --       9,374

Term Notes payable to a shareholder (Note 9),
with interest at a rate which approximates
the Citibank N.A. prime rate plus 2%
(effectively 8% during 1993), paid in 1993.                       --       9,375

Mortgage notes payable due through January 1998
in monthly installments of $7,691, including
interest at 8.5%.                                                287       5,212

Industrial development bonds ("IDBs") due through
August 2012 in varying amounts with interest
at rates from 6.1% to 13.75%.                                 10,935      12,595

Working capital loan from a shareholder
with interest at the Citibank N.A. prime rate
plus 3% (effectively 9% during 1993), paid in 1993.               --       1,000

Other unsecured indebtedness payable in varying
amounts through August 2017 with interest at
rates from 0% to 13.0%.                                        1,033       1,436

Capitalized lease obligations payable through
September 1996.                                                  485       1,434
                                                            ----------  ----------
     Total long-term debt                                     42,740      40,426

Less:  Current portion                                         1,139       7,683
                                                            ----------  ----------
     Long-term portion                                      $ 41,601    $ 32,743
                                                            =========  ===========

The repayment of the remaining balances of the Term Notes and the working capital loan and the reduction of the outstanding balances of IDB's, mortgage notes payable, and capitalized lease obligations was primarily accomplished with the proceeds of the Senior Secured Notes, as discussed below.

The aggregate maturities of long-term debt and capitalized lease obligations for the ensuing five years and thereafter are as follows (in thousands):

Year Ending December 31
- -----------------------
1994                                                            $   1,139
1995                                                                  306
1996                                                                  297
1997                                                                6,277
1998                                                                6,282
Thereafter                                                         28,439
                                                                 ---------
                                                                 $ 42,740
                                                                 =========

On December 30, 1993, Care entered into a Note Agreement with a number of institutional purchasers pursuant to which it issued $30,000,000 of its 8.10% Senior Secured Notes due December 15, 2000 ("Notes"). The Notes have an average maturity of five years and provide for interest payments on each of January 15 and July 15, commencing January 15, 1994. Principal payments of $6,000,000 are due annually commencing on January 15, 1997, with the final payment due on maturity. The Notes are secured by mortgages on eleven nursing facilities having an aggregate carrying value of $30,374,000. The Notes contain covenants which require the maintenance of certain financial ratios and levels of tangible net worth, restrict the incurrence of new debt, and limit the payment of dividends on Care's Common Stock.

The proceeds of the Notes were used to pay $18,851,000 of existing debt, including the remaining balance of $11,569,000 on the Term Notes, the $1,000,000 working capital loan from a shareholder, and $6,282,000 in other debt. An additional $495,000 was used to pay the outstanding balance of a capitalized lease obligation and purchase the related facility. Proceeds of the borrowing were also used to pay costs and expenses of the issuance of the notes totalling $1,139,000, and $709,000 was used to establish cash escrows with a title company pending the resolution of certain title and debt payoff related issues and to pay certain other costs.

Each of the mortgage notes and IDBs is secured by a first deed of trust on the related facility. One of the IDBs requires the maintenance of debt service reserve funds and all of the IDBs contain affirmative and negative covenants and reporting requirements.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

Letters of Credit
- -----------------

The Company is contingently liable under letters of credit principally related to deposit requirements on its self-insured workers' compensation plans. State regulations require the maintenance of deposits at specified percentages of estimated future claim payments which can be satisfied through a combination of cash deposits, surety bonds and letters of credit. The total amount of letters of credit outstanding at December 31, 1993 and 1992 were $6,238,000 and $6,250,000, respectively.

An agreement in principle was reached in December 1993, and a definitive agreement was signed in March 1994 with the Bank of America to provide an $8,000,000 letter of credit facility secured by Care's accounts and notes receivable and the shares of Care's subsidiary, Healthcare Network, which is a partner in the pharmacy partnership.

Leases
- ------

The Company leases certain facilities and offices under cancelable and noncancelable agreements expiring at various dates through October 2010. The leases are generally triple-net leases and provide for the Company's payment of property taxes, insurance and repairs. Certain leases contain renewal options and rent escalation clauses. Rent escalation clauses require either fixed increases or increases tied to the Consumer Price Index. Five leases include purchase options at fixed or market prices at various dates. Three leases include put options in the year 2000 at 100% of fair market value.

Rent and lease expenses aggregated $6,897,000 for 1993, $7,682,000 for 1992, and $7,785,000 for 1991.

Future minimum lease payments (in thousands) for operating leases at December 31, 1993 are as follows:

1994                                                       $   7,600
1995                                                           7,716
1996                                                           7,696
1997                                                           6,410
1998                                                           5,297
Thereafter                                                    31,426
                                                           ----------
Total minimum lease payments                               $  66,145
                                                           ==========


Guarantees of Leases
- --------------------

The Company is contingently liable for certain operating leases assumed by the purchasers of the Company's leasehold interests in facilities. The Company is not aware of any failure on the part of these purchasers to meet the terms of their obligations, and does not anticipate any expenditures to be incurred in connection with its guarantees. If a default were to occur, the Company generally would be able to assume operations of the facility and use the net revenues thereof to defray the Company's expenditures on these guarantees.

The following is a schedule of future minimum lease payments (in thousands) for the operating leases for which the Company is contingently liable:

1994                                                        $   1,368
1995                                                            1,371
1996                                                            1,204
1997                                                            1,172
1998                                                              631
Thereafter                                                      5,288
                                                            ----------
                                                            $  11,034
                                                            ==========

Litigation
- ----------

The Company is also subject to various claims and lawsuits which arise in the normal course of business. In the opinion of management, adequate provision has been made and such claims or actions are not expected to have a material adverse effect on the Company's financial position.

NOTE 8 - CAPITAL STRUCTURE
- --------------------------

The Company has authorized capital stock of 26,000,000 shares consisting of 1,000,000 shares of Series A Preferred Stock, $1.00 par value per share, and 25,000,000 shares of Common Stock, $.01 par value per share.

Preferred Stock
- ---------------

The Preferred Stock, none of which has been issued, has certain preferences upon liquidation or redemption and has voting rights similar to the Common Stock.

Common Stock
- ------------

On December 21, 1992, the Company sold 1,633,000 shares of Common Stock to affiliates of Smith Management Company and Foothill Group, Inc., its two largest shareholders for $4,000,000 (Note 9). In 1992, Care retired 46,000 shares of Common Stock which had been acquired by the Company through settlement of certain claims.

Stock Option Plan
- -----------------

In 1992, the Board of Directors and the shareholders of the Company approved a stock option plan providing for the grant of options to employees and certain consultants to purchase an aggregate of 550,000 shares of the Company's Common Stock. Under this plan, full-time employees are eligible to receive grants of either incentive stock options structured to qualify under Section 422 of the IRC of 1986, or nonqualified stock options which are not intended to meet the requirements of the IRC. Consultants and certain eligible directors may be granted only nonqualified stock options. The options vest over a four year period and have an exercise price equal to the market price of the Company's common stock on the date of grant. Outstanding options expire on various dates through December 15, 1998.

Stock option activity (in shares):

                                                                     Option Price
                                                Shares                Per Share
                                              -------------------------------------
Options outstanding December 31, 1991:               --                   --
  Granted                                       378,000           $2.125 to $2.875
  Exercised                                          --                   --
  Canceled                                    (  39,000)          $2.125 to $2.50
                                              -------------------------------------

Options outstanding December 31, 1992:          339,000           $2.125 to $2.875
  Granted                                        88,000           $2.875 to $6.50
  Exercised                                   (  12,000)          $2.125 to $2.50
  Canceled                                    (  44,000)          $2.125 to $4.875
                                              -------------------------------------
Options outstanding December 31, 1993:          371,000           $2.125 to $6.50
                                              =====================================

Options exercisable at December 31:

  1993                                           68,000           $2.125 to $6.50
  1992                                              --                   --

At December 31, 1993 there are 167,000 options available for grant.

Share Appreciation Rights Plan
- ------------------------------

In January 1991, Care's Board of Directors adopted a Share Appreciation Rights Plan (the "SAR Plan") which provided for the award of 1,000,000 units to certain key executives. The SAR Plan was amended by the Board of Directors and shareholders in May 1992.

The SAR Plan provides that upon award, 25% of the units vest on each of the first four anniversaries of the award date and vested units must be exercised before the fifth anniversary of the award. Upon exercise, the awardee is entitled to receive in cash or stock, at the Company's option, the difference between the base value awarded and the market value on the date units are exercised.

As indicated below, of the 900,000 units which were awarded in 1991 at the base price of $1 per unit, 36,000 were exercised, 531,000 were forfeited and 333,000 remain outstanding, of which 166,500 are vested as of December 31, 1993. The Board of Directors has decided not to award additional rights under the SAR Plan. During 1993, 1992 and 1991, the Company accrued $2,157,000, $323,000 and $293,000, respectively, in benefits associated with this plan and 450,000 shares of Common Stock have been reserved for possible issuance in settlement of the appreciation due awardees.

Share appreciation rights activity (in units):

                                          1993        1992       1991
                                        --------------------------------
  Outstanding, beginning of year         360,000     450,000          0
  Granted                                      0           0     900,000
  Settled                               ( 13,500)   ( 22,500)          0
  Canceled                              ( 13,500)   ( 67,500)   (450,000)
                                        ---------------------------------
  Outstanding, end of year               333,000     360,000     450,000
                                        =================================

NOTE 9 - RELATED PARTY TRANSACTIONS
- ------------------------------------

Smith Management Company and its affiliated companies ("Smith") and Foothill Capital Corporation, Foothill Group, Inc. and affiliates ("Foothill") are significant shareholders of the Company.

In January 1992, Foothill acquired from Wells Fargo Bank, N.A. a 50% interest in the Company's Term Note obligation. Their portion of the Term Notes amounted to $9,375,000 at December 31, 1992. As part of the transaction, Foothill also acquired a contingent letter of credit obligation with a principal amount of $4,316,000. The remaining balance of the Term Notes was paid on December 30, 1993.

In December, 1992, the Company sold 1,633,000 shares of Common Stock to Smith and Foothill for $4,000,000. In connection with this transaction, Smith and Foothill have registration rights whereby they can join the Company in a registration if the Company chooses to register other shares of its Common Stock with the Securities and Exchange Commission.

In 1990 and 1991 the Company sold $3,000,000 in secured convertible exchangeable notes to Smith and Foothill. The notes, which had a maturity date of December 31, 1993, bore interest at a rate approximating the Citibank, N.A. prime rate plus 1% payable quarterly, were secured by two of the Company's nursing facilities. The notes were convertible at any time, at the option of the holder, into shares of Preferred Stock or Common Stock and would automatically convert into shares of Common Stock upon the occurrence of certain events. On November 14, 1991, the requirements for automatic conversion were met and the notes were converted into 2,679,000 shares of Common Stock. The holders of these shares have registration rights whereby they can request, at the Company's expense, that the Common Stock issued be registered with the Securities and Exchange Commission. Foothill also provided the Company with a $1,000,000 revolving credit working capital facility which was terminated, and the outstanding balance paid, in December 1993.

In April 1991, the Company engaged Smith to assist in the development and implementation of a program which would improve the Company's liquidity.
Under this agreement, the Company paid Smith an aggregate of $218,000 for 1992 and $100,000 for 1991. This agreement expired on December 31, 1992.

The Company has a 26% interest in the pharmacy partnership formed in April 1992. The partnership continues to provide products and services to the nursing and rehabilitation centers operated by the Company. For 1993 and 1992 these purchases totalled approximately $5,900,000 and $4,200,000, respectively.

NOTE 10 - DISPOSAL OF FACILITY
- ------------------------------

In 1992, Care recognized a gain of $1,007,000 on a nursing facility disposal which occurred in 1991. The gain represents the difference between the book value of the nursing facility assets which were acquired in 1991 by a bank in a non-judicial foreclosure and management's estimate of the value of the assets surrendered.

NOTE 11 - RETIREMENT SAVINGS PLAN
- ---------------------------------

Effective January 1, 1992, the Company began accepting the entry of new participants and began accepting participant contributions to the Care Enterprises, Inc. Retirement Savings Plan, which is a qualified cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. All employees with at least one year of employment who have attained the age of 21 are eligible to participate. Participants may contribute, on a pretax basis, up to 15% of their earnings to the plan (subject to certain limitations), for which the Company matches 15% of the first 3% of contributions for persons with less than three years of service and 25% of the first 5% for all others. The Company's contributions are subject to a four-year vesting period. Matching contributions made by the Company for 1993 and 1992 were $186,000 and $155,000, respectively.

NOTE 12 - QUARTERLY FINANCIAL DATA
- ----------------------------------

    1993 (Unaudited)                  First       Second        Third       Fourth
                                     Quarter      Quarter      Quarter      Quarter       Total
- ---------------------------------------------------------------------------------------------------------
Revenues                             $ 47,748     $ 49,865     $ 50,582     $ 52,159     $ 200,354
                                     ==============================================================

Income before income taxes              1,661        2,247        2,658        1,574         8,140
Provision for income taxes                665          898        1,063          467         3,093
                                     --------------------------------------------------------------
Net income                           $    996     $  1,349     $  1,595     $  1,107     $   5,047
                                     ==============================================================
Income per share-primary:
Net income                           $    .08     $    .10     $    .12     $    .08     $     .38
                                     ==============================================================
Weighted average shares outstanding    13,262       13,323       13,321       13,353        13,312
                                     ==============================================================

During the fourth quarter of 1993 the Company recorded a charge of $1,694,000 for compensation payable under the Share Appreciation Rights Plan. This charge is the result of an increase in the market price of Care's Common Stock from $4.00 per share at September 30, 1993 to $9.625 at December 31, 1993.


    1992 (Unaudited)                 First       Second        Third       Fourth
                                     Quarter      Quarter      Quarter      Quarter       Total
- ---------------------------------------------------------------------------------------------------------
Revenues                             $ 47,933     $ 46,401     $ 48,523     $ 49,191     $ 192,048
                                     ==============================================================

Income before reorganization items
  and income taxes                        690        1,356        2,124        2,879         7,049
Reorganization and other items             --           --           --        1,543         1,543
                                     --------------------------------------------------------------
Income before income taxes                690        1,356        2,124        4,422         8,592
Provision for income taxes                276          542          850        1,260         2,928
                                     --------------------------------------------------------------
Net income                           $    414     $    814     $  1,274     $  3,162     $   5,664
                                     ==============================================================
Income per share-primary:
Net income                           $    .04     $    .07     $    .11     $    .27     $     .49
                                     ==============================================================
Weighted average shares outstanding    11,635       11,635       11,635       11,809        11,667
                                     ==============================================================

During the fourth quarter of 1992 the Company recognized gains resulting from the reversal of reserves for losses on the discontinuance of certain operations of $461,000, the reversal of reserves for expenses and fees resulting from Chapter 11 proceedings of $75,000 and recognized a gain on the sale of a facility disposed of in 1991 of $1,007,000.


    1991 (Unaudited)                 First       Second        Third       Fourth
                                     Quarter      Quarter      Quarter      Quarter       Total
- ---------------------------------------------------------------------------------------------------------
Revenues                             $ 44,455     $ 46,057     $ 46,429     $ 48,735     $ 185,676
                                     ==============================================================
Income (loss) before reorganization
  items and income taxes              (   166)         492           22          888         1,236
Reorganization and other items             --           --          882          838         1,720
                                     --------------------------------------------------------------
Income (loss) before income taxes     (   166)         492          904        1,726         2,956
Provision for income taxes                 --           --          425          296           721
                                     --------------------------------------------------------------
Net income (loss)                    $(   166)    $    492     $    479     $  1,430     $   2,235
                                     ==============================================================
Income (loss) per share:
Net income (loss)                    $(   .02)    $    .05     $    .05     $    .14     $     .24
                                     ==============================================================
Weighted average shares outstanding     8,956        8,956        8,956       10,296         9,294
                                     ==============================================================

During the second quarter of 1991 Care disposed of one facility and recognized a loss of $653,000 that was charged against reserves for losses on discontinuance of certain operations.

During the third quarter of 1991 the Company recognized gains resulting from the reversal of reserves for losses on the discontinuance of certain operations of $882,000.

During the fourth quarter of 1991 the Company recognized gains resulting from the reversal of reserves for losses on the discontinuance of certain operations of $374,000 and reversal of reserves for expenses and fees resulting from Chapter 11 proceedings of $464,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

John W. Adams, 50, has been Chairman of the Board of Directors since May 1990 and was Chief Executive Officer of the Company from September 1991 through December 1993. He has been President of Smith Management Company, a New York-based investment firm since January 1984. Mr. Adams served as Co-Chairman of the Official Creditors' Committee during the Company's reorganization proceedings from March 1988 to December 1990. From 1975 to 1983, Mr. Adams was a partner with the law firm of Dillon, Bitar and Luther in New Jersey.

Corley R. Barnes, 42, has been a director of the Company since May 1990. He is a private investor and a financial consultant to various publicly and privately held companies, including certain companies in the health care industry. Mr. Barnes served on the Official Creditors' Committee during the Company's reorganization proceedings from March 1988 through December 1990.

Laraine K. Beck, 43, has been a director of the Company since May 1990. Since December 1992, Ms. Beck has been the Senior Credit Manager at Rykoff/Sexton, a food service distribution company based in Los Angeles, California. Prior to joining Rykoff, Ms. Beck was the Regional Credit Manager of Kraft Food Service, a food production and distribution company from 1978 to 1992 and served as Co-Chairman of the Official Creditors' Committee during the Company's reorganization proceedings from March 1988 through December 1990. From 1975 to 1978, Ms. Beck was employed as Credit Manager of White Motor Credit, a truck manufacturing company, located in Dallas, Texas.

Robert G. Coo, 52, has been a director of the Company since January 1991.
Also since January 1991, Mr. Coo has been Vice President, Chief Financial Officer and Secretary of Pengo Industries, Inc., the parent company of two manufacturing companies - Pengo Corporation and Goex, Inc. From 1987 to 1990, Mr. Coo was Vice President, Finance and Secretary of Renewable Resource Systems, Inc., a privately owned, diversified venture capital company. Mr. Coo has been a director of First National Bank, whose headquarters are located in San Diego, California, since October 1993. Mr. Coo is the brother-in-law of Mr. Adams.

John F. Nickoll, 59, has been a director of the Company since November 1991. Since 1970, he has been Vice Chairman, Co-Chief Executive Officer, Chief Operating Officer and President of The Foothill Group, Inc. and Chairman and Chief Executive Officer of Foothill Capital Corporation, a subsidiary of The Foothill Group. Mr. Nickoll is also a director of Carson Pirie Scott & Co., Inc.; a director of CIM-High Yield Securities, Inc., a closed-end investment company; and a director of American Healthcare Management, Inc., an owner and manager of acute care hospitals.

Arthur J. Pasmas, 59, has been a director of Care since December 1993, when he was elected to fill the vacancy created by the death of a board member. Since 1987, Mr. Pasmas has served as a Vice President of Smith Management Company. Prior thereto, he was founder, President, and Chief Executive Officer of Energy Management Corporation (acquired by Smith Management Company in 1987). He presently serves as Chairman of the Board of Pengo Industries, Inc. and of Goex International, Inc., and is a director of Liberty National Bank, Austin, Texas.

Richard K. Matros, 40, has been a director of the Company since November 1991, President and Chief Operating Officer of the Company since September 1991 and Chief Executive Officer of the Company since January 1994. Prior to September 1991, Mr. Matros was Executive Vice President, Operations of the Company from March 1988. Before joining the Company, Mr. Matros served as Vice President of Operations, from 1985 to 1987, and Regional Administrator, from 1983 to 1985, for Beverly Enterprises, the nation's largest long-term care company.
He has over 17 years of experience in the long-term care industry and is President-elect of the California Association of Health Facilities.

Gary L. Massimino, 57, was appointed Chief Financial Officer of the Company in March 1990 and Executive Vice President in September 1991. For the previous eight years, Mr. Massimino was a financial consultant to companies in the health care, real estate and entertainment industries in various specialized financial projects. He has also served as Chief Financial Officer, Treasurer and a Director of Flagg Industries, Inc., a major California-based operator of nursing homes and real estate ventures.

Barbara A. Garner, 39, was appointed Vice President of Professional Services in January 1988. Ms. Garner has been an Administrator and Southern Division Quality Assurance Coordinator since joining Care in 1983. From 1978 to 1983, she held nursing and administrator responsibilities with National Health Enterprises and Hillhaven; both companies are providers of skilled nursing care.

Janet M. Turner, 62, was appointed Vice President of Nursing and Rehabilitation Centers in July 1992. Prior to her appointment, Ms. Turner was the Company's Director of Operations from September 1991 to June 1992 and a Regional Administrator from 1983 to 1988 and again from 1989 to 1991. From 1988 through 1989, Ms. Turner served as a Regional Administrator for ARA Living Centers, a nationwide long-term care company based in Houston, Texas. Ms. Turner joined Care Enterprises in 1983 in conjunction with the Company's acquisition of Casa Blanca Convalescent Homes, Inc., a long-term care company for which she was then Vice President of Operations for Northern California. She has over 25 years experience in the long-term care industry including serving as a statewide Officer for the California Association of Health Facilities from 1976 through 1980.

Steven C. Ronilo, 44, was appointed Vice President of Human Resources in March 1990. Prior to his appointment, from 1984 to 1990, Mr. Ronilo was the Corporate Director of Industrial Relations for Beverly Enterprises, Inc., the nation's largest long-term care company. Prior to joining Beverly Enterprises, Mr. Ronilo held a variety of positions in upper management specializing in labor relations, employee relations and industrial relations for various manufacturing companies. Mr. Ronilo has over 21 years experience in the field of human resources, including personnel development and administration and union negotiation.

One report to the Securities and Exchange Commission on Form 5, due February 14, 1994, was filed on March 21, 1994 by Janet M. Turner. The report covered one transaction in December, 1993.

ITEM 11.  EXECUTIVE COMPENSATION


                                                   SUMMARY COMPENSATION TABLE

                                                                                 Long Term Compensation
                                                                        -----------------------------------------
                                          Annual Compensation                    Awards                 Payouts
                                 -------------------------------------- ------------------------------ ----------
          (a)            (b)        (c)            (d)          (e)           (f)             (g)          (h)         (i)
                                                              Other
                                                              Annual       Restricted                                All Other
      Name and                                                Compen-        Stock          Options/       LTIP       Compen-
      Principal                                               sation        Awards(s)         SARs        Payouts     sation
      Position           Year    Salary($)       Bonus($)       ($)          ($)(1)           (#)         ($)(2)      ($)(3)
- ------------------------------------------------------------------------------------------------------------------------------
John Adams, Chief        1993   (7) 126,000         None          None                           None
Executive Officer        1992   (7)  73,000         None          None                           None
                         1991   (7)  39,100         None          None                           None

Richard K. Matros,       1993       250,000      125,000        10,829                    (6)  25,000
President and Chief      1992       225,000      112,500         7,602                    (5)  50,000
Operating Officer        1991       169,387       85,000         7,611                    (4) 153,000

Gary L. Massimino,       1993       210,000       84,000        10,810                    (6)  18,000
Executive Vice President 1992       190,008       65,000         6,898                    (5)  35,000
Chief Financial          1991       174,578       50,000         7,751                    (4)  90,000
Officer and Treasurer

Barbara Garner, Vice     1993       132,000       27,000         8,781                           None
President Professional   1992       125,008       25,000         9,005                    (5)  10,000
Services                 1991       114,694       20,000         4,129                    (4)  54,000

Janet Turner, Vice       1993       101,000       30,000    (8) 15,325                           None
President Operations     1992        94,994       18,400         3,130                    (5)  10,000
Long Term Care           1991        90,000       10,750           346                           None


(1)  The Company has no restricted stock awards outstanding.
(2)  The Company has no long term incentive payout plans.
(3)  All compensation is reported in columns c, d, & e.
(4)  SARs granted January 1, 1991.
(5)  Options granted April 9, 1992.
(6)  Options granted February 26, 1993.
(7)  Includes $26,000, $23,000, and $14,000 in Director's fees for 1993, 1992, and 1991, respectively.
(8) Includes $9,688 of compensation resulting from December 20, 1993 exercise of nonqualified stock options.

         Options/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year
         ------------------------------------------------------------------

                                                                                                            Potential Realizable
                                                                                                              Value at Assumed
                                                                                                            Annual Rates of Stock
                                                                                                            Price Appreciation for
                                Individual Grants                                                                 Option Term
- ----------------------------------------------------------------------------------------------------------------------------------
          (a)                      (b)             (c)                (d)             (e)          (f)        (g)         (h)
                                                % of Total
                                 Options/        Options/
                                   SARs        SARs Granted to      Exercise
                                 Granted         Employees          or Base
                                 in 1993         in Fiscal           Price         Expiration
          Name                     (#)            Year (1)           ($/Sh)           Date        0%($)     5%($)     10%($)
- ----------------------------------------------------------------------------------------------------------------------------------
John Adams,                        None               N/A                N/A            N/A       N/A         N/A         N/A
Chief Executive Officer

Richard K. Matros,               25,000             28.9%            $2.8750       02/26/98        $0     $19,858     $43,880
President and Chief
Operating Officer

Gary L. Massimino,               18,000             20.8%            $2.8750       02/26/98        $0     $14,298     $31,594
Executive Vice President,
Chief Financial Officer
and Treasurer

Barbara Garner, Vice               None              N/A                 N/A            N/A       N/A         N/A         N/A
President Professional Services

Janet Turner, Vice                 None              N/A                 N/A            N/A       N/A         N/A         N/A
President Operations
- - Long Term Care

(1) - No SARs were granted during 1993.

Aggregated Option/SAR Exercises in Fiscal Year ended December 31, 1993 and
- --------------------------------------------------------------------------
                   December 31, 1993 Option/SAR Value
                   ----------------------------------

            (a)                 (b)                     (c)                     (d)                         (e)
                                                                             Number of              Value of Unexercised
                                                                            Unexercised                  In-the-Money
                                                                          Options/SARs at              Options/SARs at
                                                                              12/31/93                12/31/93 ($) (1)
                           Shares Acquired         Value Realized           Exercisable/                Exercisable/
            Name           on Exercise (#)              ($)                Unexercisable               Unexercisable
- -------------------------------------------------------------------------------------------------------------------------
John Adams,                       None                     N/A                     None                        None
Chief Executive Officer

Richard K. Matros,                None                     N/A                   89,000/                 $  748,875/
President and Chief                                                             139,000                  $1,095,750
Operating Officer

Gary L. Massimino,                None                     N/A                   53,750/                 $  450,469/
Executive Vice President,                                                        89,250                  $  696,656
Chief Financial Officer
and Treasurer

Barbara Garner, Vice              None                     N/A                   29,500/                 $  250,688/
President Professional                                                           34,500                  $  286,313
Services

Janet Turner, Vice               2,500                  $9,688                        0/                 $        0/
President Operations                                                              7,500                  $   53,438
- - Long Term Care

(1) - These values are based upon the difference between the base price of all SARs awarded (and exercise price for all options granted) and the December 31, 1993 closing price of the Company's Common Stock of
$9.625.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         PRINCIPAL SHAREHOLDERS

The following table sets forth certain information, as of March 22, 1994, with respect to all those known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, each director who owns shares of Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated, the address of each individual director is in care of the Company at 2742 Dow Avenue, Tustin, California, 92680.

Name and Address                       Amount and Nature of     Percent of Class
of Beneficial Owner                    Beneficial Ownership            (1)
- -------------------                    --------------------     ----------------
The Smith Group             (2)                  4,700,554             35.5%
767 Third Avenue
New York, NY  10017

The Foothill Group, Inc.    (3)                  1,607,961             12.1%
11111 Santa Monica Blvd.
Suite 1500
Los Angeles, CA  90025

General Electric Capital                           691,364              5.2%
  Corporation
260 Long Ridge Road
Stamford, CT  06927

Directors:

  John W. Adams             (4)                     64,175                *

  Corley R. Barnes                                  15,317                *

  Laraine K. Beck                                      100                *

  Robert G. Coo             (5)                     25,633                *

  Richard K. Matros         (7)                     31,356                *

  John F. Nickoll           (6)                     37,731                *

  Arthur J. Pasmas          (8)                         --               --

All executive officers      (4)                    217,390              1.6%
and directors as a          (6)
group (11 persons)          (9)
- ----------------------
* less than 1%


(1) Common Stock consists of 13,243,168 shares issued and outstanding as of March 22, 1994.

(2) According to reports filed with the Securities and Exchange Commission and Company records, the aggregate number of shares reported for the

      Smith Group is beneficially owned by a group comprised of SOLVation Inc., d/b/a/ Smith Management Company, Randall D. Smith, Gary M. Smith, Energy Management Corporation, Woodstead Associates, L.P., The Durian Trust and SEGA Associates, L.P.

(3) According to the most recent reports filed with the Commission and Care records, the aggregate number of shares reported for The Foothill Group was 3,161,729 and includes shares beneficially owned by The Foothill Group, Inc., a Delaware corporation, The Foothill Fund, a California limited partnership, Foothill Capital Corporation, a California corporation, Foothill Partners L.P., a Delaware Limited Partnership, as well as 35,803 shares owned directly by John F. Nickoll. On March 3, 1994, The Foothill Fund distributed 1,663,857 shares of Care Common Stock in connection with the liquidation of the partnership following the expiration of the partnership term. Of such amount, 1,928 shares were distributed to John F. Nickoll and 108,161 shares were distributed to The Foothill Group.

(4) Mr. Adams is the sole general partner of SEGA Associates, L.P. and accordingly has voting control and beneficial ownership of 64,175 shares of Care Common Stock held by SEGA Associates, L.P. Mr. Adams is also the President of Smith Management Company and indirectly owns 4.2% of Smith Management Company.

(5)   Mr. Coo is the brother-in-law of John W. Adams.

(6) John F. Nickoll is the President, Co-Chief Executive Officer and a Director of The Foothill Group, Inc.

(7) Richard K. Matros is President and Chief Executive Officer of the Company. Beneficial ownership includes 31,250 shares that could be purchased within 60 days of March 22, 1994 upon exercise of stock options, but does not include SARs.

(8)   Arthur J. Pasmas is Vice President of Smith Management Company.

(9) Includes 64,500 shares that could be purchased within 60 days of March 22, 1994 upon exercise of stock options, including 31,250 shares that could be purchased by Mr. Matros, and 22,000 shares that could be purchased by Mr. Massimino. Does not include SARs.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Smith Management Company and its affiliated companies ("Smith") and Foothill Capital Corporation ("Foothill Capital"), Foothill Group, Inc. and its affiliates ("Foothill") are significant shareholders of Care. John W. Adams, Chairman of the Board of Directors of Care (and, until January 1994, Care's Chief Executive Officer), is President of Smith Management Company. Arthur J. Pasmas, a director of Care, is also employed by Smith. Mr. Adams received a fee for services as chief executive officer of Care at the rate of $50,000 per annum until December 31, 1992 and at the rate of $100,000 per annum for fiscal year 1993. John F. Nickoll, a director of Care, is President and Co-Chief Executive Officer and a director of The Foothill Group, Inc.

In December 1990 and January 1991, Care issued to Smith and Foothill an aggregate of $3,000,000 of Convertible Exchangeable Notes. These notes were converted by their terms into 2,679,000 shares of Common Stock in November 1991.

In April 1991, Care engaged Smith to assist in the development and implementation of a program that would improve Care's liquidity. Under this agreement, Care paid Smith an aggregate of $218,000 for 1992 and $100,000 for 1991. This agreement expired on December 31, 1992.

In December 1992, Care sold 1,633,000 shares of Common Stock to Smith and Foothill Capital for $4,000,000. In connection with this transaction, Smith and Foothill Capital have registration rights whereby they can join Care in a registration if Care chooses to register other shares of Common Stock with the Commission.

In January 1992, Foothill Capital purchased from Wells Fargo Bank, N.A. a Term Note obligation of Care, which had a principal amount of $13,212,722 and which was scheduled to mature on April 20, 1995, and accrued interest at the rate of Prime plus 2%. As part of the Term Note purchase, Foothill Capital also acquired a standby letter of credit obligation of Care with a principal amount of $4,316,000. The Term Note obligation was repaid in full by Care on December 30, 1993.

In March 1993, Care obtained a commitment for a $3,500,000 increase in its working capital facility provided by Foothill Capital. This facility was secured by certain of Care's nursing and rehabilitation centers and certain accounts receivable, and was to bear interest at a rate of Prime plus 3%. The facility was terminated and the collateral released on December 30, 1993.

Until December 30, 1993, Care had a $1,000,000 working capital facility made available by Foothill Capital. This facility bore interest at a rate approximating Citibank N.A.'s prime rate plus 3%, payable quarterly, and was secured by one of Care's properties. This facility was terminated, all outstanding indebtedness was retired and the collateral was released on December 30, 1993.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a) Set forth below is a list of Financial Statements and Financial Statement Schedules filed as part of this Report:

                        INDEX TO FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES

1.   Financial Statements:                                             Page
                                                                       ----
Report of Independent Auditors                                          18

Consolidated Balance Sheets at December 31, 1993 and 1992               19

Consolidated Statements of Operations,
  Years Ended December 31, 1993, 1992 and 1991                          20

Consolidated Statements of Shareholders' Equity,
  Years Ended December 31, 1993, 1992 and 1991                          21

Consolidated Statements of Cash Flows,
  Years Ended December 31, 1993, 1992 and 1991                          22

Notes to Consolidated Financial Statements                              24

2.   Financial Statement Schedules:
Schedule IV   -  Indebtedness of and to related parties - not current   55
Schedule V    -  Property and equipment                                 56
Schedule VI   -  Accumulated depreciation and amortization              57
Schedule VIII -  Valuation and qualifying accounts                      58

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


3.   Exhibits:

Reference is made to the Exhibit Index which is filed as part of this annual report.


(b)  Reports on Form 8-K:


The Company filed the following reports on Form 8-K during the quarter ended December 31, 1993:

         Date                                          Item Reported
- ------------------------                         --------------------------
December 20, 1993                                Merger Agreement with Regency
                                                    Health Services, Inc.

December 30, 1993                                Sale of Senior Secured Notes

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CARE ENTERPRISES, INC.
                                                  (Registrant)



  March 24, 1994                                /S/ John W. Adams
- ----------------------                          ------------------------------
Date                                            John W. Adams
                                                Chairman of the Board




  March 24, 1994                                /S/ Gary L. Massimino
- ----------------------                          ------------------------------
Date                                            Gary L. Massimino
                                                Executive Vice President
                                                Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date or dates indicated below, by the following persons on behalf of the registrant in the capacities indicated.


                                                CARE ENTERPRISES, INC.
                                                  (Registrant)



  March 24, 1994                                /S/ John W. Adams
- ----------------------                          ------------------------------
Date                                            John W. Adams, Chairman


  March 24, 1994                                /S/ Corley R. Barnes
- ----------------------                          ------------------------------
Date                                            Corley R. Barnes, Director



  March 24, 1994                                /S/ Laraine K. Beck
- ----------------------                          ------------------------------
Date                                            Laraine K. Beck, Director



  March 24, 1994                                /S/ Robert G. Coo
- ----------------------                          ------------------------------
Date                                            Robert G. Coo, Director



  March 24, 1994                                /S/ Richard K. Matros
- ----------------------                          ------------------------------
Date                                            Richard K. Matros, Director



  March 24, 1994                                /S/ John F. Nickoll
- ----------------------                          ------------------------------
Date                                            John F. Nickoll, Director



  March 24, 1994                                /S/ Arthur J. Pasmas
- ----------------------                          ------------------------------
Date                                            Arthur J. Pasmas, Director

                                INDEX TO EXHIBITS
                                 (ITEM 14(a) (3))
Sequential
Exhibit                                   Numbered
Number                                   Description                    Page
- ----------     ------------------------------------------------        ------

 2.1           Debtors' and Official Creditors Committee's               (A)
               Joint Plan of Reorganization.

 2.2           Order confirming Debtors' and Creditors'                  (B)
               Committee's Joint Consolidated Plan of
               Reorganization.

 2.5           Agreement and Plan of Merger, dated as of                 (M)
               December 20, 1993, between Regency Health
               Services, Inc. and Care Enterprises, Inc.

 2.6           Amendment to Agreement and Plan of Merger,                (O)
               dated as of January 7, 1994, between
               Regency Health Services, Inc. and
               Care Enterprises, Inc.

 3.1           Restated Certificate of Incorporation of                  (C)
               Care Enterprises, Inc., a Delaware
               corporation.

 3.2           Restated By-Laws of Care Enterprises, Inc.                (C)

 3.3           Certificate of Amendment of Restated                      (D)
               Certificate of Incorporation of Care
               Enterprises, Inc.

 4.1           Form of Transfer Restriction Agreement                    (D)

 4.2           Certificate of Designations, Preferences                  (D)
               and Relative, Participating, Optional or
               Other Special Rights of Series A Convertible
               Preferred Stock of CARE ENTERPRISES, INC.

 4.3           1992 Stock Option Plan of the Registrant.                 (F)

 4.4           Form of Incentive Stock Option Agreement for              (G)
               Employees of the Registrant.

 4.5           Form of Nonqualified Stock Option Agreement for           (H)
               Employees and Consultants of the Registrant.

 4.6           Registrant's Share Appreciation Rights Plan,              (I)
               as amended.

 4.7           Form of Agreement Regarding Allocation of Units           (J)
               Under Registrant's Share Appreciation Rights Plan.

10.14          Stock Purchase Agreement dated as of                      (K)
               December 15, 1992 between Care Enterprises, Inc.,
               Foothill Group Inc., Foothill Partners and
               Energy Management Corporation

10.15          Partnership agreement dated April 1, 1992 between         (L)
               Medisave Pharmacies, Inc. and HealthCare Network,
               Incorporated.

10.16          Voting Agreement, dated December 27, 1993 between         (M)
               Care Enterprises, Inc. and certain shareholders of Regency Health Services, Inc. named therein.

10.17          Voting Agreement, dated December 27, 1993 between         (M)
               Regency Health Services, Inc. and certain shareholders of Care Enterprises, Inc. named therein.

10.18          Note Agreement dated as of December 15, 1993 between      (N)
               Care Enterprises, Inc. and the Purchasers named on Schedule I to the Note Agreement.

10.19          Indenture of Trust dated as of December 15, 1993          (N)
               between Care Enterprises, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee.

10.20          Guaranty Agreement dated as of December 15, 1993 in       (N)
               favor of Note Holders by certain subsidiaries of Care Enterprises, Inc.

10.21          Letter Agreement dated December 29, 1993                  (N)
               between Wells Fargo Bank, National Association and Care Enterprises, Inc.

10.22          Form of Deeds of Trust relating to the 8.1%               (O)
               Senior Secured Notes with a corresponding schedule pursuant to Regulation S-K Item 601 instruction 2.

10.23          Form of Open-End Mortgage and Security Agreement          (O)
               relating to the 8.1% Senior Secured Notes with a corresponding schedule pursuant to Regulation S-K Item 601 instruction 2.

10.24          Agreement dated as of December 30, 1993                   (O)
               between Care Enterprises, Inc. and the
               Purchasers of the 8.1% Senior Secured Notes.

10.25          Agreement dated July 1, 1993 between                      (O)
               Mabon Securities Corp. and Care Enterprises,
               Inc. to provide investment banking services.

10.26          Agreement dated November 15, 1993 between                 (O)
               Merrill Lynch & Co. and Care Enterprises, Inc.
               to provide advisory services.

10.27          Business loan agreement dated as of                       (O)
               March 1, 1994, between Care Enterprises, Inc.
               and Bank of America National Trust
               and Savings Association.

10.28          Third Amendment to Lease, dated as of                     (O)
               October 22, 1992, by and among certain
               lessors and Care Enterprises, West.

10.29          Amendment to Agreement of Lease re:                       (O)
               Calistoga Convalescent Hospital dated
               August 21, 1992 between certain lessors
               and Care Enterprises, West.

10.30          Employment Agreement dated January 1, 1993                (O)
               between Care Enterprises, Inc. and
               Richard K. Matros.

10.31          Employment Agreement dated January 1, 1993                (O)
               between Care Enterprises, Inc. and
               Gary L. Massimino.

10.32          Form of Deeds of Trust relating to the 8.1%               (O)
               Senior Secured Notes with a corresponding schedule pursuant to Regulation S-K Item 601 instruction 2.

21             Subsidiaries of Registrant.                               (O)

23             Consent of Ernst & Young                                  (O)

99.2           8.10% Senior Secured Note from                            (N)
               Care Enterprises, Inc. to John Hancock
               Life Insurance Company of America in the original principal amount of $1,000,000, dated December 30, 1993.

99.3           8.10% Senior Secured Note from                            (N)
               Care Enterprises, Inc. to Mellon Bank, N.A.,
               Trustee under Master Trust Agreement of
               NYNEX Corporation dated January 1, 1984
               for Employee Pension Plans - NYNEX -
               John Hancock - Private Placement in the
               original principal amount of $2,000,000, dated December 30, 1993.

99.4           8.10% Senior Secured Note from                            (N)
               Care Enterprises, Inc. to Anchor National
               Life Insurance Company in the
               original principal amount of $15,000,000, dated December 30, 1993.

99.5           8.10% Senior Secured Note from                            (O)
               Care Enterprises, Inc. to John Hancock
               Mutual Life Insurance Company in the
               original principal amount of $7,000,000, dated December 30, 1993.

99.6           8.10% Senior Secured Note from                            (O)
               Care Enterprises, Inc. to John Hancock
               Mutual Life Insurance Company in the
               original principal amount of $5,000,000, dated December 30, 1993.

99.7           Annual Report on Form 11-K for                            (E)
               Employee Retirement Savings Plan for
               the year ended December 31, 1992.

  (A) Incorporated by reference from Exhibit 28.1 to Care's Current Report on Form 8-K dated December 29, 1989.

  (B) Incorporated by reference from the same numbered exhibit to Care's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

  (C) Incorporated by reference from the same numbered exhibit to Care's Current Report on Form 8-K dated April 20, 1990.

  (D) Incorporated by reference from the same numbered exhibit to Care's 8-A filed on December 28, 1990.

  (E)       Incorporated by reference.

  (F) Incorporated by reference from Exhibit 4.1 to Care's Registration Statement on Form S-8 dated March 16, 1992.

  (G) Incorporated by reference from Exhibit 4.2 to Care's Registration Statement on Form S-8 dated March 16, 1992.

  (H) Incorporated by reference from Exhibit 4.3 to Care's Registration Statement on Form S-8 dated March 16, 1992.

  (I) Incorporated by reference from Exhibit 4.4 to Care's Registration Statement on Form S-8 dated March 16, 1992.

  (J) Incorporated by reference from Exhibit 4.5 to Care's Registration Statement on Form S-8 dated March 16, 1992.

  (K) Incorporated by reference from Exhibit 10.1 to Care's Current Report on Form 8-K filed on December 22, 1992.

  (L) Incorporated by reference from the same numbered exhibit to Care's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

  (M) Incorporated by reference from the same numbered exhibit to Care's Current Report on Form 8-K filed on December 20, 1993.

  (N) Incorporated by reference from the same numbered exhibit to Care's Current Report on Form 8-K filed on December 30, 1993.

  (O)       Filed with this report.

                              CARE ENTERPRISES, INC. AND SUBSIDIARIES
                      SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES


                                    Indebtedness of -                                   Indebtedness to -
                    --------------------------------------------------  ---------------------------------------------
Col. A              Col. B.        Col. C        Col. D       Col. E      Col. F       Col. G        Col. H       Col. I
- -------------       ----------    ----------   ----------   ----------  ----------   ----------    ----------   ----------

                    Balance at                              Balance at  Balance at                                Balance
                    beginning                               at end of   beginning                                at end of
Description         of period     Additions    Deductions   period      of period    Additions     Deductions     period
- -------------       ----------    ----------   ----------   ----------  ----------   ----------    ----------   -----------
Year Ended
 December 31, 1993
- ------------------

 Foothill Capital
  Corporation

  Term Notes                                                            $   9,375    $      --     $   9,375    $     --


  Working capital loan                                                      1,000           --         1,000          --
                    ----------    ----------   ----------   ----------  ----------   ----------    ----------   ----------
                    $      --     $      --    $      --    $      --   $  10,375    $      --     $  10,375    $     --
                    ==========    ==========   ==========   ==========  ==========   ==========    ==========   ==========




Year Ended
 December 31, 1992
- ------------------

 Foothill Capital
  Corporation

  Term Notes                                                            $      --    $ 13,213 (a)  $   3,838    $   9,375

  Working capital loan                                                         --       1,000 (b)         --        1,000
                    ----------    ----------   ----------   ----------  ----------   ----------    ----------   ----------
                    $      --     $      --    $      --    $      --   $      --    $ 14,213      $   3,838    $  10,375
                    ==========    ==========   ==========   ==========  ==========   ==========    ==========   ==========



Year Ended
 December 31, 1991
- ------------------

                    $      --     $      --    $      --    $      --   $      --    $      --     $      --    $      --
                    ==========    ==========   ==========   ==========  ==========   ==========    ==========   ==========




(a)  In January 1992, Foothill Capital Corporation acquired from Wells Fargo
Bank, N.A. a 50% interest in the Company's Term note obligation.

(b)  Borrowings under the working capital loan.

                   CARE ENTERPRISES, INC. AND SUBSIDIARIES
                     SCHEDULE V - PROPERTY AND EQUIPMENT
                                (in thousands)



                                 ------------------------------------------------------------------------------
Col. A                             Col. B.            Col. C                Col. D                Col. E               Col. F
- ----------------------------     -----------        -----------           -----------           -----------          -----------

                                 Balance at                                                     Other                Balance
                                 beginning          Additions                                   Charges              at end of
Classification                   of period          at cost               Retirement            add (deduct)         period
- -----------------------------    -----------        -----------           -----------           -----------          -----------
 Year Ended December 31, 1993
 ----------------------------
Land and land improvements       $    8,711         $      657            $       54            $    1,175 (a)       $   10,489
Buildings                            37,469              1,572                    --                 2,819 (a)           41,860
Leasehold interests and
  improvements                       19,409              1,321                    --             (   1,908)(a)           18,822
Equipment                            10,901              1,915                    90                    12 (a)           12,738
Capitalized leases                    3,181                 --                    --             (   2,531)(a)              650
                                 -----------        -----------           -----------           -----------          -----------
   Totals                        $   79,671         $    5,465            $      144            $(     433)          $   84,559
                                 ===========        ===========           ===========           ===========          ===========


 Year Ended December 31, 1992
 ----------------------------

Land and land improvements       $    8,659         $      166            $      114            $       --           $    8,711
Buildings                            37,008                470                     9                    --               37,469
Leasehold interests and
  improvements                       18,635                964                   190                    --               19,409
Equipment                            10,081              1,886                 1,066                    --               10,901
Capitalized leases                    3,087                 94                    --                    --                3,181
                                 -----------        -----------           -----------           -----------          -----------
   Totals                        $   77,470         $    3,580            $    1,379            $       --           $   79,671
                                 ===========        ===========           ===========           ===========          ===========


 Year Ended December 31, 1991
 ----------------------------

Land and land improvements       $    8,334         $      101            $    1,030            $    1,254 (b)       $    8,659
Buildings                            36,415                413                 3,327                 3,507 (b)           37,008
Leasehold interests and
  improvements                       13,673              1,167                 1,064                 4,859 (b)           18,635
Equipment                             7,766              1,898                   875                 1,292 (b)           10,081
Capitalized leases                    3,089                 --                     2                    --                3,087
                                 -----------        -----------           -----------           -----------          -----------
   Totals                        $   69,277         $    3,579            $    6,298            $   10,912           $   77,470
                                 ===========        ===========           ===========           ===========          ===========

(a) Reclassification of previously leased assets to owned assets.

(b) Restoration of assets previously classified as held for sale.

                    CARE ENTERPRISES, INC. AND SUBSIDIARIES
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                                (in thousands)



                                 ------------------------------------------------------------------------------
Col. A                            Col. B.            Col. C                Col. D                Col. E               Col. F
- ----------------------------     -----------        -----------           -----------           -----------          -----------

                                 Balance at         Additions                                   Other                Balance
                                 beginning          charged to                                  Charges              at end of
Classification                   of period          cost & exp.           Retirements           add (deduct)         period
- -----------------------------    -----------        -----------           -----------           -----------          -----------
 Year Ended December 31, 1993
 ----------------------------
Land and land improvements       $       78         $       51            $       --            $        9 (a)       $      138
Buildings                             2,351              1,235                    --                   281 (a)            3,867
Leasehold interests and
  improvements                        4,047              1,780                    --             (     488)(a)            5,339
Equipment                             3,560              1,820                    35                     4 (a)            5,349
Capitalized leases                      469                250                    --             (     239)(a)              480
                                 -----------        -----------           -----------           -----------          -----------
   Totals                        $   10,505         $    5,136            $       35            $(     433)          $   15,173
                                 ===========        ===========           ===========           ===========          ===========


 Year Ended December 31, 1992
 ----------------------------

Land and land improvements       $       30         $       48            $       --            $       --           $       78
Buildings                             1,167              1,187                     3                    --                2,351
Leasehold interests and
  improvements                        2,127              1,958                    38                    --                4,047
Equipment                             1,932              1,870                   242                    --                3,560
Capitalized leases                      232                237                    --                    --                  469
                                 -----------        -----------           -----------           -----------          -----------
   Totals                        $    5,488         $    5,300            $      283            $       --           $   10,505
                                 ===========        ===========           ===========           ===========          ===========


 Year Ended December 31, 1991
 ----------------------------

Land and land improvements       $       --         $       34            $        4            $       --           $       30
Buildings                                --              1,262                    95                    --                1,167
Leasehold interests and
  improvements                           --              2,268                   141                    --                2,127
Equipment                                --              2,081                   149                    --                1,932
Capitalized leases                       --                232                    --                    --                  232
                                 -----------        -----------           -----------           -----------          -----------
   Totals                        $       --         $    5,877            $      389            $       --           $    5,488
                                 ===========        ===========           ===========           ===========          ===========

(a) Reclassification of previously leased assets to owned assets.

                   CARE ENTERPRISES, INC. AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)



Col. A                               Col. B.                        Col. C                       Col. D            Col. E
- -----------------------------        -------------      ----------------------------             -----------       -----------
                                                                   Additions
                                                        ----------------------------

                                     Balance at         Charged to         Charged to                              Balance
                                     beginning          costs and          other accounts                          at end of
Description                          of period          expenses           (describe)            Deductions        period
- -----------------------------        -------------      -------------      -------------         -----------       -----------
Deducted from the assets
to which they apply:

  Year Ended
December 31, 1993
- -----------------

Allowance for doubtful accounts      $      2,595       $         87       $         --          $    1,049        $    1,633

Allowance for mortgage loan losses            937                 --                727 (a)              --             1,664
                                     -------------      -------------      -------------         -----------       -----------
                                     $      3,532       $         87       $        727          $    1,049        $    3,297
                                     =============      =============      =============         ===========       ===========



  Year Ended
December 31, 1992
- -----------------

Allowance for doubtful accounts      $      3,404       $         30       $         --          $      839        $    2,595

Allowance for mortgage loan losses          1,074                117                 --                 254               937
                                     -------------      -------------      -------------         -----------       -----------
                                     $      4,478       $        147       $         --          $    1,093        $    3,532
                                     =============      =============      =============         ===========       ===========



  Year Ended
December 31, 1991
- -----------------

Allowance for doubtful accounts      $      2,487       $      1,036       $        105          $      224        $    3,404

Allowance for mortgage loan losses          2,999                511                --                2,436             1,074
                                     -------------      -------------      -------------         -----------       -----------
                                     $      5,486       $      1,547       $        105          $    2,660        $    4,478
                                     =============      =============      =============         ===========       ===========






(a)  Reserve established against note received by Care.

                                       58