Form 10-Q
period 1994-03-31
CARE ENTERPRISES INC /DE/
filed 1994-05-13
CIK 716302

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1994

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from _____ to ______

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes _X_      No ___


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               Yes _X_      No ___


Number of shares outstanding as of April 4, 1994:  Common Stock: 13,243,918






                              Total Number Of Pages: 13

                   CARE ENTERPRISES, INC. AND SUBSIDIARIES

                                     INDEX





                                                                          PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets, March 31, 1994 (Unaudited)
          and December 31, 1993                                              3

          Consolidated Statements of Operations for the three months
          ended March 31, 1994 and 1993 (Unaudited)                          4

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 1994 and 1993 (Unaudited)                          5

          Consolidated Statement of Shareholders' Equity for the three
          months ended March 31, 1994 (Unaudited)                            6

          Notes to Consolidated Financial Statements (Unaudited)             7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  11

All other items are omitted because they are not applicable.

                    CARE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (in thousands, except number of shares and par values)

                                                         March 31,  December 31,
                                                           1994         1993
                                                        ----------   ----------
                                                        (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash                                                $  12,415    $  12,985
    Receivables:
       Due from patients, less allowance for
        doubtful accounts of $1,743 and $1,633 for
        1994 and 1993, respectively                        19,057       17,149
       Notes and other                                      3,184        4,492
    Supplies inventory                                      1,461        1,470
    Prepaid expenses                                        1,071        1,254
    Deferred income taxes                                   3,651        3,982
                                                        ----------   ----------
                 TOTAL CURRENT ASSETS                      40,839       41,332

PROPERTY AND EQUIPMENT, net                                68,800       69,386
MORTGAGE NOTES RECEIVABLE, less allowance for
 losses of $1,652 and $1,664 for 1994 and 1993,
 respectively                                               1,322        2,175
OTHER ASSETS                                                9,033        8,505
                                                        ----------   ----------
                                                        $ 119,994    $ 121,398
                                                        ==========   ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long term debt                   $     814    $   1,139
    Accounts payable                                       11,147       11,716
    Accrued liabilities                                    18,388       19,623
    Other current liabilities                                 - -        3,085
                                                        ----------   ----------
                 TOTAL CURRENT LIABILITIES                 30,349       35,563

LONG TERM DEBT                                             41,552       41,601
DEFERRED INCOME TAXES                                       6,149        6,812
OTHER NONCURRENT LIABILITIES AND DEFERRED ITEMS            11,950       11,949
                                                        ----------   ----------
                 TOTAL LIABILITIES                         90,000       95,925

SHAREHOLDERS' EQUITY
    Preferred stock, $1.00 par value; Authorized
     1,000,000 shares; issued and outstanding - none          - -          - -
    Common stock, $.01 par value; Authorized 25,000,000;
     issued and outstanding - 13,244,000 and 13,234,000
     shares for 1994 and 1993, respectively                11,095       11,076
    Additional capital                                      4,811        1,451
    Retained earnings                                      14,088       12,946
                                                        ----------   ----------
                 TOTAL SHAREHOLDERS' EQUITY                29,994       25,473
                                                        ----------   ----------
                                                        $ 119,994    $ 121,398
                                                        ==========   ==========
                See Notes to Consolidated Financial Statements

                    CARE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (in thousands, except per share amounts)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1994         1993
                                                        ----------   ----------
NET REVENUES                                            $  53,149    $  47,928

DIRECT EXPENSES
   Salaries and wages                                      24,203       22,495
   Share appreciation rights                                  317          155
   Employee benefits                                        7,337        6,510
   Supplies and other expenses                              8,406        7,300
   Purchased services                                       5,261        4,347
   Professional fees                                          375          498
   Other costs and expenses                                 1,126          869
                                                        ----------   ----------
         TOTAL DIRECT EXPENSES                             47,025       42,174

PROPERTY EXPENSES
   Lease, rent and property taxes                           2,030        1,932
   Depreciation and amortization                            1,286        1,306
   Interest                                                   966          855
                                                        ----------   ----------
    TOTAL PROPERTY EXPENSES                                 4,282        4,093
                                                         ----------   ----------
INCOME BEFORE INCOME TAXES                                  1,842        1,661

PROVISION FOR INCOME TAXES                                    700          665
                                                        ----------   ----------
NET INCOME                                              $   1,142    $     996
                                                        ==========   ==========
INCOME PER SHARE                                        $    0.09    $    0.08
                                                        ==========   ==========
Average shares outstanding                                 13,394       13,262
                                                        ==========   ==========

















                See Notes to Consolidated Financial Statements

                    CARE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                          For the Three Months
                                                            Ended March 31,
                                                        -----------------------
                                                           1994         1993
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $   1,142    $     996
   Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization                         1,286        1,306
      Provision for doubtful accounts                         124          194
      Deferred income taxes and charge in lieu of taxes       418          141
      Other, net                                         (     22)    (    234)
      Changes in assets and liabilities:
        Accounts receivable                              (  2,032)    (    358)
        Other current assets                                  192           72
        Notes and other receivables                         2,123     (    114)
        Other assets                                     (    552)          18
        Accounts payable and accrued liabilities              806           64
        Other current liabilities                        (  3,085)    (    517)
        Other noncurrent liabilities and deferred items         1            6
                                                        ----------   ----------
           Total adjustments                             (    741)         578
                                                        ----------   ----------
              Net cash provided by operating activities       401        1,574

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments received on mortgage notes receivable              75           38
   Payments for property additions                       (    688)    (    692)
                                                        ----------   ----------
              Net cash used by investing activities      (    613)    (    654)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on term notes, mortgage debt
    and capitalized leases                               (    377)    (  2,587)
   Proceeds from exercise of stock options                     19           --
                                                        ----------   ----------
              Net cash used by financing activities      (    358)    (  2,587)
                                                        ----------   ----------

NET DECREASE IN CASH                                     (    570)    (  1,667)
CASH AT BEGINNING OF PERIOD                                12,985        7,283
                                                        ----------   ----------
CASH AT END OF PERIOD                                   $  12,415    $   5,616
                                                        ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                         $     447    $     958
  Taxes paid                                            $(      7)   $     154






                 See Notes to Consolidated Financial Statements

                    CARE ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                (in thousands)


                                      Common Stock
                                 --------------------- Additional  Retained
                                   Shares     Amount    Capital    Earnings    Total
                                 ---------- ---------- ---------- ---------- ----------
BALANCE at December 31, 1993        13,234  $  11,076  $   1,451  $  12,946  $  25,473

Exercise of stock options               10         19                               19

Additional capital resulting
  use of pre-reorganization
  tax NOL's (Note 3)                                       2,610                 2,610

Charge in lieu of income taxes                               750                   750

Net income                                                            1,142      1,142
                                 ---------- ---------- ---------- ---------- ----------
BALANCE at March 31, 1994           13,244  $  11,095  $   4,811  $  14,088  $  29,994
                                 ========== ========== ========== ========== ==========







































                   See Notes to Consolidated Financial Statements.

                   CARE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION
The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993.

In the opinion of the management of Care, all material adjustments necessary to present fairly the Company's financial condition, its results of operations and changes in financial position have been made. All material intercompany balances, profits and transactions have been eliminated. Certain prior period balances have been reclassified to conform to current period classifications. The consolidated results of operations for the three months ended March 31, 1994 are not necessarily indicative of the consolidated operating results for a full year.

NOTE 2 - MERGER
On April 4, 1994, Care and Regency Health Services, Inc. ("Regency") completed their previously announced merger. Pursuant to the Agreement and Plan of Merger dated as of December 20, 1993, as amended, Care Merger Sub, Inc., a wholly-owned subsidiary of Regency, was merged with and into Care, and Care became a wholly-owned subsidiary of Regency. Each share of common stock of Care was converted into 0.71 share of common stock of Regency.

NOTE 3 - INCOME TAXES
As of December 31, 1993 Care had claimed a federal net operating loss carryforward for tax purposes ("Tax NOL") of approximately $93,200,000 and credit carryforwards of approximately $4,000,000. However, when the Company's Plan of Reorganization was confirmed, an ownership change as defined in Internal Revenue Code Section 382 occurred. The Company had previously determined that this ownership change may subject the pre-confirmation Tax NOL and carryforwards to an annual limitation of approximately $300,000; a maximum of $3,300,000 was expected to be available for use prior to expiration.

In March 1994 the Internal Revenue Service issued final regulations relating to net operating losses, and specifically relating to the determination of eligibility for the use of Section 382(l)(5). Section 382(l)(5) could reduce the aggregate Tax NOL and credit carryforwards available but would not limit their annual use. Based on the new regulations, management believes the Company qualifies for the use of this section. After applying its provisions, the amount of Tax NOL available for use is approximately $53,000,000. This amount is subject to adjustment as a result of the IRS examinations of the Company's income tax returns for the years 1987 through 1990. In addition, as a result of the merger with Regency, the Company's use of its Tax NOL will be subject to an annual limitation of approximately $7,900,000 in periods after the merger.

Based on the new regulations, the Company has reduced its income tax liability for 1992 and 1993 by an aggregate of $2,610,000, representing the benefit of the use of the pre-confirmation Tax NOL. This amount has been recorded as an increase to Additional Capital at March 31, 1994. For 1994, the estimated tax benefit resulting from the usage of pre-confirmation Tax NOL of $750,000 has also been recorded as an increase to additional capital, with a corresponding amount included in the provision for income taxes as a charge in lieu of taxes.

                   CARE ENTERPRISES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Capital Resources and Liquidity

Care's principal source of liquidity continues to be cash provided by operations. During the three months ended March 31, 1994, cash provided by operations was approximately $401,000. Cash used in investing activities totalled $613,000, including capital expenditures of $688,000 partially offset by collections on notes receivable. Cash used in financing activities was $358,000, consisting of payments on notes, mortgages, and other debt of $377,000 offset slightly by the proceeds from the exercise of stock options.

The Company's working capital increased by $4,721,000 to $10,490,000 at March 31, 1994. The increase was primarily due to the reduction of the Company's income tax liability for certain tax years resulting from the utilization of pre-confirmation Tax NOL's, as discussed in Note 3 to the consolidated financial statements. Other increases in working capital came from an increase in the current maturities of mortgage notes receivable and from operations.

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

In March 1994 Care entered into an $8,000,000 letter of credit facility with the Bank of America to replace $6,238,000 letters of credit previously issued by another bank to be used in connection with its self-insured workers' compensation programs in California and Ohio. The new letter of credit facility allowed Care to further improve liquidity by substituting an additional $1,762,000 in letters of credit for cash collateral previously held by certain regulatory agencies.

                      CARE ENTERPRISES, INC. AND SUBSIDIARIES


Results of Operations

                  Summary of Certain Key Operating Statistics

                                                               Quarter ended
                                                                 March 31,
                                                            -------------------
                                                              1994       1993
                                                            --------   --------
Nursing and Rehabilitation Centers:

Centers owned or leased and
  operated at end of period                                      50         50

Number of licensed beds                                       4,792      4,792

Average occupancy                                              92.4%      93.6%

Patient mix (revenues)
  Medicare                                                       32%        28%
  Medicaid                                                       49         54
  Private                                                        14         15
  Managed care and other                                          5          3
                                                            --------   --------
                                                                100%       100%
                                                            ========   ========

The table above excludes a 248-bed facility which is being managed by Care under a management agreement and a 64-bed residential facility.



Quarter ended March 31, 1994 compared to 1993

Revenues for the first quarter of 1994 increased by $5,221,000 compared to the same quarter of 1993. The change consisted primarily of increases of $4,676,000 for nursing and rehabilitation centers and $570,000 for home health, offset by other changes totalling $25,000. The increase in nursing and rehabilitation center revenues is attributable to several factors. Medicare revenues increased by $2,860,000 due to the continued growth of therapy, subacute, and other specialized clinical services and a 13% increase in Medicare utilization. Medicaid revenues increased by $410,000 primarily due to rate increases, offset slightly by lower Medicaid utilization. Managed care revenues increased by $851,000 principally due to the development of new contracts with managed care organizations. Home health revenues increased due to continued business development.

The increase in salaries and employee benefits is the result of wage rate increases and, to a lesser extent, increased labor hours and the resulting increase in payroll-related costs for nursing and rehabilitation centers and home health. The increase in labor hours is primarily the result of growth of the home health business.

Supplies and other expenses consist of food, routine supplies, costs related to therapy services, utilities, maintenance and other general and administrative expenses. The increase in supplies and other expenses is primarily the result

                     CARE ENTERPRISES, INC. AND SUBSIDIARIES
of higher therapy-related costs in the nursing and rehabilitation centers and home health due to Care's increased provision of those services. The increased emphasis on the provision of therapy services also resulted in an increase in the cost for contract therapists, which accounts for most of the increase in purchased services. Other costs and expenses increased due to the imposition of a new health care provider tax in West Virginia subsequent to the first quarter of 1993.

Interest expense increased due to higher outstanding debt balances resulting from the issuance of $30,000,000 of Care's 8.1% Senior Secured Notes in December, 1993 to retire $19,346,000 in debt and capitalized lease obligations. On January 1, 1994 Care assumed the operation of a 64-bed residential facility, which accounts for most of the increase in lease and rent expense.

                    CARE ENTERPRISES, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

11.  Statement regarding computation of earnings per share


(b)  Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended March 31, 1994:

             Date                                       Item Reported
- - -------------------------------              ---------------------------------
  January 4, 1994                               Merger Agreement with Regency
                                                   Health Services, Inc.

  January 13, 1994                              Sale of Senior Secured Notes

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CARE ENTERPRISES, INC.
                                                (Registrant)


May 13, 1994                                    /S/ GARY L. MASSIMINO
- - -----------------------                         -----------------------------
Date                                            Gary L. Massimino
                                                Executive Vice President
                                                Chief Financial Officer